Form 10-Q/A
period 2020-09-30
Consonance-HFW Acquisition Corp.
filed 2021-01-05
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 5, 2021, there were 9,634,000 Class A ordinary shares, $0.0001 par value per share, and 2,300,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q/A (the “10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as originally filed with the Securities and Exchange Commission on January 4, 2021 (the “Original Form 10-Q”).

The purpose of the 10-Q/A is to disclose financial information and certain cover page information of the Original Form 10-Q in XBRL format, which were not disclosed in the Original Form 10-Q. No additional changes, revisions, or updates have been made to the original Form 10-Q in this 10-Q/A. This Amendment No. 1 to the Original Form 10-Q speaks as of the original filing date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

CONSONANCE-HFW ACQUISITION CORP.

Date: January 5, 2021		/s/ Gad Soffer
	Name:	Gad Soffer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 5, 2021		/s/ Kevin Livingston
	Name:	Kevin Livingston
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

5