Form 10-K/A
period 2020-12-31
Consonance-HFW Acquisition Corp.
filed 2021-05-14
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of March 1, 2021, there were 4,025,962 Class A ordinary shares, par value $0.0001 per share, 2,300,000 Class B ordinary shares, par value $0.0001 per share, 5,584,038 units, and 1,366,280 warrants of the registrant issued and outstanding.

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on NYSE American on November 23, 2020 and the registrant’s Class A ordinary shares and warrants began trading on NYSE American on January 11, 2021.

As of March 1, 2021, the aggregate market value of the units held by non-affiliates of the registrant was approximately $97.5 million, based on the closing price of the registrant’s units, as reported on the NYSE American, on March 1, 2021. The calculation excludes units of the registrant held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

EXPLANATORY NOTE

Consonance-HFW Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 2), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our consolidated financial statements for the period ended December 31, 2020.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in November 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying ordinary shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

The Company has not amended its previously filed Current Report on Form 8-K Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

•	“sponsor” are to Consonance Life Sciences, a Cayman Islands limited liability company.

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

Upon the consummation of the Initial Public Offering and the private placement, a total of $80,000,000 was deposited in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer and Trust Company, acting as trustee. Funds held in the trust account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay income taxes, if any, the proceeds from the Initial Public Offering and the sale of the private placement warrants held in the trust account will not be released from the trust account (1) to us until the completion of its initial business combination or (2) to our public shareholders, until the earliest of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject to certain limitations, (b) the redemption of any public shares properly tendered in connection with a (i) shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to shareholders’ rights of holders of our Class A ordinary shares or pre-initial business combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of Consonance Capital Management and/or one or more investors in Consonance Capital Management. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We have made available on our website a PFIC annual information statement to enable U.S. Holders to make a QEF election with respect to our taxable year ended December 31, 2020. If you are a U.S. Holder who held our shares at any point during your taxable year that includes December 31, 2020, you should consult your own tax advisor regarding the advisability of making a QEF election with respect to our Class A ordinary shares for such taxable year, and the procedures necessary to validly make and maintain such election. Our website can be found at www.consonancehfw.com. The reference to our website is a textual reference only. Information contained in the website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements to correct the accounting treatment for the Company’s warrants.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s warrants following the publication of the SEC’s Staff Statement on April 12, 2021. See Note 2—Restatement of Previously Issued Financial Statements below for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and that the Company’s internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Company’s warrants. See Item 9a: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.

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

(b) Holders

On March 1, 2021, there were two holders of record of our units, one holder of record of our Class A ordinary shares, four holders of our Class B ordinary shares and one holder of record of our warrants.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from August 21, 2020 (inception) through December 31, 2020, we had a net loss of $2,122,328, which consisted of operating costs of $438,756, a change in the fair value of the warrant liability of $1,573,554, transaction costs associated with he initial public offering of $107,519 and an unrealized loss on marketable securities held in the trust account of $8,391, offset by interest earned on marketable securities held in the trust account of $5,892.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on October 2, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2 — Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Kevin Livingston, our CFO, is a Co-Founder, Partner and Member of the Investment Committee of Consonance Capital Management. Prior to joining Consonance Capital Management, Mr. Livingston was a Managing Director in the Investment Management Division at U.S. Trust Company of New York. At U.S. Trust, Mr. Livingston managed client capital in discretionary multi-manager portfolios, and was a Member of the Open Architecture Investment Committee. Mr. Livingston currently serves on the board of directors of DC Safety. He is a trustee of Alfred University and serves as the Chair of the Investment Committee. Kevin is a former Certified Public Accountant and a graduate of Alfred University, where he received his BS. He also received his Executive MBA from Columbia Business School.

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

	Class B ordinary shares(2)		Class A ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned(2)(3)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Consonance Life Sciences (our sponsor)(1)	2,210,000	96.1%	—	—	18.5%
Consonance Capital Management(1)(4)	—	—	1,000,000	10.38%	8.38%
Swiftcurrent Partners(5)	—	—	700,000	7.3%	5.9%
Deerfield Management, LP(6)	—	—	500,000	5.2%	4.2%
Glazer Capital, LLC & Paul J. Glazer(7)	—	—	571,241	5.9%	4.8%
Gad Soffer(1)(8)	—	—	—	—
Kevin Livingston(1)(8)	—	—	—	—
Dr. Mitchell Blutt, M.D.(1)(8)	—	—	1,000,000	10.38%	8.38%
Dr. Benny Soffer, M.D.(1)(8)	—	—	—	—
Donald J. Santel(1)(8)	30,000	1.3%	—	—	*
Dr. Christopher Haqq, M.D., Ph.D.(1)(8)	30,000	1.3%	—	—	*
Jennifer Jarrett(1)	30,000	1.3%	—	—	*
All officers and directors as a group (7 individuals)	90,000	3.9%	1,000,000	10.38%	9.14%

*	Less than one percent.
(1)	The business address of each of the following entities and individuals is 1 Palmer Square, Suite 305, Princeton, NJ 08540.
(2)	The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in the section entitled “Description of Securities.”
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

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, between the Company Continental Stock Transfer & Trust Company.(1)

4.5	Description of the Registrant’s Securities.*

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company.(1)

10.2	Registration and Shareholder Rights Agreement, by and among the Company, the Sponsor and the Holders signatory thereto.(1)

10.3	Private Placement Warrant Agreement, between the Company and the Sponsor.(1)

10.4	Letter Agreement by and among the Company, the Sponsor and each director, officer of the Company.(1)

14.1	Code of Ethics.(3)

21.1	List of Subsidiaries of the Company.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the registrant’s Current Report on Form S-1/A, filed with the SEC on October 13, 2020.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2021

CONSONANCE-HFW ACQUISITION CORP. /s/ Gad Soffer

Name:	Gad Soffer
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mitchell Blutt, M.D. Mitchell Blutt, M.D.	Chairperson of the Board of Directors	May 14, 2021

/s/ Gad Soffer Gad Soffer	Chief Executive Officer, Director (Principal Executive Officer and the Registrant’s authorized signatory in the United States)	May 14, 2021

/s/ Kevin Livingston Kevin Livingston	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2021

/s/ Benny Soffer, M.D. Benny Soffer, M.D.	Director	May 14, 2021

/s/ Donald J. Santel Donald J. Santel	Director	May 14, 2021

/s/ Christopher Haqq, M.D., Ph. D. Christopher Haqq, M.D., Ph. D.	Director	May 14, 2021

/s/ Jennifer Jarrett Jennifer Jarrett	Director	May 14, 2021

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 21, 2020 (inception) through December 31, 2020 have been restated.

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

Los Angeles, CA

March 31, 2021, except for the restatement discussed in Notes 2, 3, 9 and Note 10, as to which date is May 14, 2021.

CONSONANCE-HFW ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

Current Assets
Cash	$987,187
Prepaid expenses	790,341

Total Current Assets	1,777,528
Cash and marketable securities held in Trust Account	91,997,501

Total Assets	$93,775,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – accrued expenses	$290,148
Warrant Liability	3,404,014
Deferred underwriting fee payable	3,220,000

Total Liabilities	6,914,162

Commitments
Class A ordinary shares subject to possible redemption, 8,186,086 shares at redemption value	81,860,860

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; 1,447,914 shares issued and outstanding (excluding 8,186,086 shares subject to possible redemption)	145
Class B ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,300,000 shares issued and outstanding	230
Additional paid-in capital	7,121,960
Accumulated deficit	(2,122,328)

Total Shareholders’ Equity	5,000,007

Total Liabilities and Shareholders’ Equity	$93,775,029

The accompanying notes are an integral part of these financial statements.

CONSONANCE-HFW ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operational costs	$438,756

Loss from operations	(438,756)
Other income:
Interest earned on marketable securities held in Trust Account	5,892
Transaction costs associated with initial public offering	(107,519)
Change in fair value of warrant liability	(1,573,554)
Unrealized loss on marketable securities held in Trust Account	(8,391)

Other loss, net	(1,683,572)

Net loss	$(2,122,328)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,181,335
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.00)

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,461,095
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.86)

The accompanying notes are an integral part of these financial statements.

CONSONANCE-HFW ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	2,300,000	230	24,770	—	25,000
Sale of 9,200,000 Units, net of underwriting discounts, offering costs and warrant liability	9,200,000	920	—	—	86,112,771	—	86,113,691
Sale of 434,000 Private Placement Units, net of warrant liability	434,000	43	—	—	2,844,461	—	2,844,504
Class A ordinary shares subject to possible redemption	(8,186,086)	(818)	—	—	(81,860,042)	—	(81,860,860)
Net loss	—	—	—	—	—	(2,122,328)	(2,122,328)

Balance – December 31, 2020	1,447,914	$145	2,300,000	$230	$7,121,960	$(2,122,328)	$5,000,007

The accompanying notes are an integral part of these financial statements.

CONSONANCE-HFW ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(2,122,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	4,961
Interest earned on marketable securities held in Trust Account	(5,892)
Change in fair value of warrant liability	1,573,554
Transaction costs in connection with the initial public offering	107,519
Unrealized loss on marketable securities held in Trust Account	8,391
Changes in operating assets and liabilities:
Prepaid expenses	(790,341)
Accrued expenses	290,148

Net cash used in operating activities	(933,988)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(92,000,000)

Net cash used in investing activities	(92,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	90,160,000
Proceeds from sale of Private Placement Units	4,340,000
Proceeds from promissory note – related party	147,753
Repayment of promissory note – related party	(147,753)
Payment of offering costs	(578,825)

Net cash provided by financing activities	93,921,175

Net Change in Cash	987,187
Cash – Beginning	—

Cash – Ending	$987,187

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$72,522,937

Change in value of Class A ordinary shares subject to possible redemption	$(2,429,850)

Initial classification of warrant liability	$1,830,460

Offering costs paid directly by Sponsor from proceeds from issuance of Class B ordinary shares	$20,039

Deferred underwriting fee payable	$3,220,000

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

The registration statement for the Company’s Initial Public Offering became effective on November 18, 2020. On November 23, 2020, the Company consummated the Initial Public Offering of 8,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $80,000,000 which is described in Note 4

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of 410,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Consonance Life Sciences (the “Sponsor”), generating gross proceeds of $4,100,000, which is described in Note 5.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash or investments held in the trust account.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of November 23, 2020 (audited)
Warrant Liability	$—	$1,598,233	$1,598,233
Total Liabilities	3,167,722	1,598,233	4,765,955
Ordinary Shares Subject to Possible Redemption	74,121,170	(1,598,233)	72,522,937
Class A Ordinary Shares	100	18	118
Additional Paid-in Capital	5,004,636	107,501	5,112,137
Accumulated Deficit	(4,961)	(107,519)	(112,480)
Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$3,404,014	$3,404,014
Total Liabilities	3,510,148	3,404,014	6,914,162
Ordinary Shares Subject to Possible Redemption	85,264,880	(3,404,020)	81,860,860
Class A Ordinary Shares	111	34	145
Additional Paid-in Capital	5,440,915	1,681,045	7,121,960
Accumulated Deficit	(441,255)	(1,681,073)	(2,122,328)
Shareholders’ Equity	5,000,001	6	5,000,007

Period from August 20, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$1,573,554	$1,573,554
Allocation of initial public offering costs	—	107,519	107,519
Net loss	(441,255)	(1,681,073)	(2,122,328)
Weighted average shares outstanding of Class A redeemable ordinary shares	8,326,328	(144,993)	8,181,335
Weighted average shares outstanding of Class B non-redeemable ordinary shares	2,414,403	46,692	2,461,095
Basic and diluted net loss per share, Class B	(0.18)	(0.68)	(0.86)
Cash Flow Statement for the Period from August 20, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(441,255)	$(1,681,073)	$(2,122,328)
Allocation of initial public offering costs	—	107,519	107,519
Change in fair value of warrant liability	—	1,573,554	1,573,554
Initial classification of warrant liability	—	1,830,460	1,830,460
Initial classification of common stock subject to possible redemption	74,121,170	(1,598,233)	72,522,937
Change in value of common stock subject to possible redemption	(436,290)	(1,993,560)	(2,429,850)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a binomial lattice simulation methodology (see Note 9).

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 3,211,334 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from August 21, 2020 (Inception) Through December 31, 2020
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$5,243
Unrealized gain (loss) on marketable securities held in Trust Account	(7,466)
Net income attributable to Class A ordinary shares subject to possible redemption	$(2,223)
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,181,335
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$0.00
Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(2,122,328)
Add: Net loss allocable to Class A ordinary shares subject to possible redemption	2,223
Non-Redeemable Net Loss	$(2,120,105)
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,461,095
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.86)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 8,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

On December 1, 2020, the underwriters fully exercised their over-allotment option, resulting in an additional 1,200,000 Units issued for an aggregate amount of $12,000,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 24,000 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $12,240,000. A total of $12,000,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $92,000,000 (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering, the Sponsor purchased an aggregate of 410,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,100,000. On December 1, 2020, as a result of the underwriters’ election to fully exercise their over-allotment option, the Sponsor purchased an additional 24,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $240,000 in the aggregate. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share” or, collectively, “Private Placement Shares”) and one-third of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 350,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 1,447,914 Class A ordinary shares issued and outstanding, excluding 8,186,086 Class A ordinary shares subject to possible redemption.

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

NOTE 9. Warrants

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$91,997,501
Liabilities:
Warrant Liability – Public Warrants	1	3,250,667
Warrant Liability – Private Placement Warrants	3	153,347

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

Both the Private Placement Warrants and the Public Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A binomial lattice model methodology was also used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	November 23, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.4%	0.4%
Expected term (years)5	5	5
Expected volatility	12.0%	16%
Exercise price	$11.50	$11.50
Fair value of Units	$9.81	$10.12

On November 23, 2020, the Private Placement Warrants and Public Warrants were determined to be $.57 per warrant for aggregate values of $82,460 and $1,748,000, respectively (these values include the underwriters exercise of their overallotment option on December 1, 2020).

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $153,347 and $3,250,667 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
	$—	$—	$—
Initial measurement on November 23, 2020	77,900	1,520,000	1,597,900
Change in valuation inputs or other assumptions	75,447	1,730,667	1,806,114
Fair value as of December 31, 2020	$153,347	$3,250,667	$3,404,014

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $1,597,900 during the period from November 23, 2020 through December 31, 2020.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as noted in footnote 2 and as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement and PIPE Financing

On April 15, 2021, the Company entered into a business combination agreement with Surrozen, Inc. (“Surrozen”), pursuant to which a wholly-owned subsidiary of the Company will merge with and into Surrozen, with Surrozen surviving as a wholly-owned subsidiary of the Company and the Company will redomicile as a Delaware corporation. In accordance with the terms and subject to the conditions of the Business Combination Agreement, each share and equity award (whether vested or unvested) of Surrozen outstanding as of closing will be exchanged for shares of the Company’s common stock or comparable equity awards that are settled or are exercisable for shares of the Company’s common stock, as applicable, based on an implied Surrozen equity value of $200,000,000 and a $10.00 per share value of the Company’s Common Stock. In connection with the foregoing and concurrently with the execution of the Business Combination Agreement, the Company entered into Subscription Agreements with certain investors (the “Subscription Agreements” and such investors, the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 12,020,000 units, each consisting of one share of the Company’s common stock and one-third of one redeemable warrant for one share of the Company’s common stock (the “PIPE Warrants”), for a purchase price of $10.00 per unit (the “PIPE Units”), for aggregate gross proceeds of $120,200,000 (the “PIPE Financing”). Each whole PIPE Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described in the form of warrant agreement attached to the form of Subscription Agreement, and only whole PIPE Warrants will be exercisable. The PIPE Warrants have substantially the same provisions as the warrants issued in connection with the Company’s initial public offering. The securities to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

(As of May 14, 2021)