Form 10-Q
period 2021-06-30
Consonance-HFW Acquisition Corp.
filed 2021-08-09
CIK 1824893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
6
, 2021, there were 9,634,000 Class A ordinary shares, par value $0.0001 per share, and 2,300,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CONSONANCE-HFW
ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
CONSONANCE-HFW
ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$390,673	$987,187
Prepaid expenses	526,805	790,341

Total Current Assets	917,478	1,777,528

Cash and marketable securities held in Trust Account	92,029,147	91,997,501

TOTAL ASSETS	$92,946,625	$93,775,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,544,646	$290,148

Total Current Liabilities	1,544,646	290,148

Warrant liability	5,138,148	3,404,014
Deferred underwriting fee payable	3,220,000	3,220,000

Total Liabilities	9,902,794	6,914,162

Commitments

Class A ordinary shares subject to possible redemption 7,804,383 and 8,186,086 shares at redemption value at June 30, 2021 and December 31, 2020	78,043,830	81,860,860

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; 1,829,617 and 1,447,914 shares issued and outstanding (excluding 7,804,383 and 8,186,086 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	183	145
Class B ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	10,938,952	7,121,960
Accumulated deficit	(5,939,364)	(2,122,328)

Total Shareholders’ Equity	5,000,001	5,000,007

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,946,625	$93,775,029

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSONANCE-HFW
ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Operating and formation costs	$1,049,339	$2,114,548

Loss from operations	(1,049,339)	(2,114,548)

Other expense:
Interest earned on marketable securities held in Trust Account	8,534	31,646
Unrealized loss on marketable securities held in Trust Account	(6,299)	—
Changes in fair value of warrant liability	(2,536,968)	(1,734,134)

Other expense, net	(2,534,733)	(1,702,488)

Net loss	$(3,584,072)	$(3,817,036)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	8,162,790	8,174,309

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,771,210	3,759,691

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.95)	$(1.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSONANCE-HFW
ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	1,447,914	$145	2,300,000	$230	$7,121,960	$(2,122,328)	$5,000,007
Change in value of Class A ordinary shares subject to redemption	23,296	2	—	—	232,958	—	232,960
Net loss	—	—	—	—	—	(232,964)	(232,964)

Balance – March 31, 2021	1,471,210	$147	2,300,000	$230	$7,354,918	$(2,355,292)	$5,000,003
Change in value of Class A ordinary shares subject to redemption	358,407	36	—	—	3,584,034	—	3,584,070
Net loss	—	—	—	—	—	(3,584,072)	(3,584,072)

Balance – June 30, 2021	1,829,617	$183	2,300,000	$230	$10,938,952	$(5,939,364)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSONANCE-HFW
ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(3,817,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(31,646)
Changes in fair value of warrant liability	1,734,134
Unrealized gain on marketable securities held in Trust Account	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	263,536
Accrued expenses	1,254,498

Net cash used in operating activities	(596,514)

Net Change in Cash	(596,514)
Cash – Beginning of period	987,187

Cash – End of period	$390,673

Non-Cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(3,817,030)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSONANCE-HFW
ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering became effective on November 18, 2020. On November 23, 2020, the Company consummated the Initial Public Offering of 8,000,000 units (the “Units” and individually a “Unit” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at
$10.00 per Unit, generating gross proceeds of $80,000,000 which is described in Note 3.
Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of 410,000 units (the “Private Placement Units” and individually a “Private Placement Unit”) at a price of
 $10.00 per Private Placement Unit in a private placement to Consonance Life Sciences (the “Sponsor”), generating gross proceeds of $4,100,000, which is described in Note 4.
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
T
he Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50%
or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. On April 15, 2021, the Company has entered into a Business Combination agreement with Surrozen, Inc., see Note 10. Subsequent Events — Business Combination Agreement, PIPE Financing and Proxy Statement, however, There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. On June 24, 2021, the Company filed a Proxy Statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”), see Note 10. Subsequent Events — Business Combination Agreement, PIPE Financing and Proxy Statement.
B
usiness Combination Agreement, PIPE Financing and Proxy Statement
On April 15, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Surrozen, Inc. (“Surrozen”), pursuant to which a wholly-owned subsidiary of the Company will merge with and into Surrozen, with Surrozen surviving as a wholly-owned subsidiary of the Company and the Company will redomicile as a Delaware corporation. In accordance with the terms and subject to the conditions of the Business Combination Agreement, each share and equity award (whether vested or unvested) of Surrozen outstanding as of closing will be exchanged for shares of the Company’s common stock or comparable equity awards that are settled or are exercisable for shares of the Company’s common stock, as applicable, based on an implied Surrozen equity value of
$200,000,000 and a $10.00
per share value of the Company’s common stock. In connection with the foregoing and concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements with certain investors (the “Subscription Agreement(s)” and such investors, the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of
12,020,000 units, each consisting of one share of the Company’s common stock and one-third
of one redeemable warrant for one share of the Company’s common stock (the “PIPE Warrants”), for a purchase price of $10.00 per unit (the “PIPE Units”), for aggregate gross proceeds of $120,200,000 (the “PIPE Financing”). Each whole PIPE Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described in the form of warrant agreement attached to the form of Subscription Agreement, and only whole PIPE Warrants will be exercisable. The PIPE Warrants have substantially the same provisions as the warrants issued in connection with the Company’s Initial Public Offering. The securities to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. On June 24, 2021, the Company filed a Proxy Statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”), announcing an extraordinary general meeting of the Company submitting the Business Combination and its Condition Precedent Proposals (as defined in the Proxy Statement) for shareholder approval.
R
isks and Uncertainties
M
anagement continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or effecting our Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONSONANCE-HFW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

N
OTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
for the year ended December 31, 2020 as filed with the SEC on May 14, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.
Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification.

CONSONANCE-HFW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company’s statements of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of loss per share. Net loss per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance.
Net loss per share, basic and diluted, for
non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
N
on-redeemable
common stock includes Founder Shares (as defined in Note 5) and non-redeemable
ordinary shares as these shares do not have any redemption features.
Non-redeemable
ordinary shares participate in the income or loss on marketable securities based on non-redeemable
shares’ proportionate interest.

CONSONANCE-HFW
ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

T
he following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$7,239	$26,845
Unrealized loss on marketable securities held in Trust Account
Less: interest available to be withdrawn for working capital	(5,343)	—

Net income attributable	$1,896	$26,845

Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,162,790	8,174,309

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$—

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(3,584,072)	$(3,817,036)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(1,896)	(26,845)

Non-Redeemable Net Loss	$(3,585,968)	$(3,843,881)

Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,771,210	3,759,691

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.95)	$(1.02)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.
F
air Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
F
air Value Measurements
F
air value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
JUNE 30, 2021
(Unaudited)

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
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

and
one-third
of one redeemable warrant
.
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

CONSONANCE-HFW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Administrative Services Agreement
The Company entered into an agreement, commencing on November 18, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $55,000 per month for office space and administrative support services. For the period three and six months ended June 30, 2021, the Company incurred and paid $165,000 and $330,000, respectively, of such fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Private Placement Unit. The Private Placement Units would be identical to the Units. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
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
NOTE 7. S
HARE
HOLDERS’ EQUITY
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A ordinary shares
—
The Company is authorized to issue 350,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 1,829,617 and 1,447,914 (excluding 7,804,383 and 8,186,086 shares subject to possible redemption) Class A ordinary shares issued and outstanding, respectively.
Class
 B ordinary shares
—
The Company is authorized to issue 150,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,300,000 Class B ordinary shares issued and outstanding.
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
JUNE 30, 2021
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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $18.00
—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants (except with respect to the Private Placement Warrants):

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
—Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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
JUNE 30, 2021
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
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC Topic 820, “Fair Value Measurements” for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$92,029,147	$91,997,501

Liabilities:
Warrant liability – Public Warrants	1	$4,753,334	$3,250,667
Warrant liability – Private Placement Warrants	3	384,814	153,347

CONSONANCE-HFW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
B
oth the Private Placement Warrants and the Public Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading notice as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A binomial lattice model methodology was also used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$153,347	$3,250,667	$3,404,014
Change in valuation inputs or other assumptions	(36,167)	(766,667)	(802,834)

Fair value as of March 31, 2021	$117,180	$2,484,000	$2,601,180

Change in valuation inputs or other assumptions	267,634	2,269,334	2,536,968

Fair value as of June 30, 2021	$384,814	$4,753,334	$5,138,148

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
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to
Consonance-HFW
Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Consonance Life Sciences. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934 (the “Exchange Act”) that are not historical facts, and involves risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in the Cayman Islands on August 21, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Company’s initial public offering (the “Initial Public Offering”) and the sale of private placement units, our shares, debt or a combination of cash, shares and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Recent Development
Business Combination Agreement, PIPE Financing and Proxy Statement
On April 15, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Surrozen, Inc. (“Surrozen”), pursuant to which a wholly-owned subsidiary of the Company will merge with and into Surrozen, with Surrozen surviving as a wholly-owned subsidiary of the Company and the Company will redomicile as a Delaware corporation. In accordance with the terms and subject to the conditions of the Business Combination Agreement, each share and equity award (whether vested or unvested) of Surrozen outstanding as of closing will be exchanged for shares of the Company’s common stock or comparable equity awards that are settled or are exercisable for shares of the Company’s common stock, as applicable, based on an implied Surrozen equity value of $200,000,000 and a $10.00 per share value of the Company’s common stock. In connection with the foregoing and concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements with certain investors (the “Subscription Agreement(s)” and such investors, the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 12,020,000 units, each consisting of one share of the Company’s common stock and one-third
of one redeemable warrant for one share of the Company’s common stock (the “PIPE Warrants”), for a purchase price of $10.00 per unit (the “PIPE Units”), for aggregate gross proceeds of $120,200,000 (the “PIPE Financing”). Each whole PIPE Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described in the form of warrant agreement attached to the form of Subscription Agreement, and only whole PIPE Warrants will be exercisable. The PIPE Warrants have substantially the same provisions as the warrants issued in connection with the Initial Public Offering. The securities to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. On June 24, 2021, the Company filed a Proxy Statement on Schedule 14A with the SEC, announcing an extraordinary general meeting of the Company submitting the Business Combination and its Condition Precedent Proposals (as defined in the Proxy Statement) for shareholder approval.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below and, subsequent to the Initial Public Offering, the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $3,584,072, which consists of operating and formation costs of $1,049,339 and the change in fair value of warrant liability loss of $2,536,968, offset by interest income of $8,534, and an unrealized loss on marketable securities held in a trust account (“Trust Account”) of $6,299.
For the six months ended June 30, 2021, we had a net loss of $3,817,036, which consists of operating and formation costs of $2,114,458, and the change in fair value of warrant liability loss of $1,734,134, and offset by interest income of $31,646.
Liquidity and Capital Resources
On November 23, 2020, we consummated the Initial Public Offering of 8,000,000 units, at a price of $10.00 per unit (each a “Unit” and collectively, the “Units”), generating gross proceeds of $80,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 410,000 private placement units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $4,100,000.
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
For the six months ended June 30, 2021, cash used in operating activities was $596,514. Net loss of $3,817,036 was affected by interest earned on marketable securities held in the Trust Account of $31,646, and the change in fair value of warrants of $1,734,134. Changes in operating assets and liabilities provided $1,518,034 of cash for operating activities.
Following the Initial Public Offering, the sale of the Private Placement Units, and the full exercise of the underwriter’s over-allotment option, a total of $92,000,000 was placed in the Trust Account. We incurred $5,658,864 in transaction costs, including $1,840,000 of underwriting fees, $3,220,000 of deferred underwriting fees and $598,864 of other costs.
At June 30, 2021, we had marketable securities held in the Trust Account of $92,029,147. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At June 30, 2021, we had cash of $390,673. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liability
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness related to the initial classification of the warrant accounting which resulted in the restatement of the December 31, 2020 Form 10-K and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as a result of restatement of the warrants to be presented as liabilities rather than equity instruments.
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
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
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
On September 4, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 3,593,750 Class B ordinary shares. On October 8, 2020 and November 10, 2020, 718,750 and 575,000 Class B ordinary shares were contributed back to the Company for no consideration, respectively, resulting in there being 2,300,000 Class B ordinary shares (the “Founder Shares”) being issued and outstanding. On November 18, 2020, our sponsor transferred 30,000 Founder Shares to each of our non-employee
directors. As a result of the underwriters’ election to fully exercise their over-allotment option, the Founder Shares are no longer subject to forfeiture. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Pursuant to a sponsor letter agreement entered into in connection the Business Combination (Note 10. Subsequent Events — Business Combination Agreement, PIPE Financing and Proxy Statement), the Sponsor will forfeit 759,000 of Founder Shares at the closing of the Business Combination.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on
Form 10-Q.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant and Principal Financial Officer to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSONANCE-HFW ACQUISITION CORP.

Date: August 6, 2021		/s/ Gad Soffer
	Name:	Gad Soffer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021		/s/ Kevin Livingston
	Name:	Kevin Livingston
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)