Form 10-K
period 2021-12-31
Surrozen, Inc./DE
filed 2022-03-28
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $9.93 for shares of the Registrant’s common stock as reported by the NYSE American, was approximately $81.4 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2022 was 35,126,654.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

INTRODUCTORY NOTE AND FREQUENTLY USED TERMS

On August 11, 2021, Legacy Surrozen, Surrozen and Merger Sub (see the section below titled "Frequently Used Terms" for the meaning of certain capitalized words) consummated the transactions contemplated by the Business Combination Agreement. Prior to the Closing Date, Consonance (i) changed its jurisdiction of incorporation from Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation incorporated under the laws of the State of Delaware, and (ii) changed its name from Consonance-HFW Acquisition Corp. to Surrozen, Inc., thereafter referred to as Surrozen. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Surrozen and Surrozen was effected through the merger of Legacy Surrozen with and into Merger Sub, with Legacy Surrozen surviving as a wholly owned subsidiary of Surrozen.

At the time of the Merger on the Closing Date (i) each share and vested equity award of Legacy Surrozen that was outstanding immediately prior to the Merger was exchanged for shares of common stock of Surrozen, par value $0.0001 per share (“Common Stock” or “common stock”), or comparable vested equity awards that are settled or are exercisable for shares of Common Stock, as applicable, based on an exchange ratio of 0.175648535, and (ii) all unvested equity awards of Legacy Surrozen were exchanged for comparable unvested equity awards that are settled or exercisable for shares of Common Stock, as applicable, determined based on the same exchange ratio. All issued and outstanding common stock, redeemable convertible preferred stock and stock awards of Legacy Surrozen and per share amounts contained in this Annual Report on Form 10-K (“Report”) and relating share amounts in periods prior to the Closing Date have been retroactively restated to reflect the exchange ratio established in the Business Combination. See Note 3, "Recapitalization" for additional details.

Frequently Used Terms

In this Report, references to “Surrozen,” the “Company,” “we,” “us,” “our” and other similar terms refer to the business of Surrozen, Inc. and its consolidated subsidiaries (including Legacy Surrozen). In addition, this Report includes references to the following defined terms:

“Consonance” means Consonance-HFW Acquisition Corp. (which was re-named “Surrozen, Inc.” in connection with the Domestication).

“Business Combination” means the transactions contemplated by the Business Combination Agreement, including, among other things, the Merger.

“Business Combination Agreement” means the Business Combination Agreement, dated as of April 15, 2021, by and among Consonance, Merger Sub and Legacy Surrozen.

“Closing” means the closing of the Business Combination.

“Closing Date” means August 11, 2021, the date on which the Closing occurred.

“Consonance IPO” means Consonance’s initial public offering, consummated on October 10, 2020.

“DGCL” means the General Corporation Law of the State of Delaware.

“Domestication” means the continuation of Consonance by way of domestication of Consonance into a Delaware corporation with the ordinary shares of Consonance becoming shares of common stock of the Delaware corporation under the applicable provisions of the Cayman Islands Companies Act (As Revised) and the DGCL.

“Legacy Surrozen” means Surrozen Operating, Inc., a Delaware corporation, and, unless the context otherwise requires, its consolidated subsidiaries.

“Merger” means the merger of Merger Sub with and into Legacy Surrozen, with Legacy Surrozen continuing as the surviving corporation.

“Merger Sub” means Perseverance Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of Consonance.

“PIPE Financing” means that certain private placement in the aggregate amount of $102.2 million, consummated immediately prior to the consummation of the Business Combination, pursuant to those certain Subscription Agreements with Consonance, pursuant to which the subscribers purchased 12,020,000 shares of Common Stock at a purchase price of $10.00 per share.

“PIPE Warrants” means an aggregate of 4,006,657 warrants issued to the subscribers in the PIPE Financing.

“Private Placement Warrants” means the 144,667 warrants purchased by the Sponsor in connection with the Consonance IPO in a private placement transaction occurring simultaneously with the closing of the Consonance IPO.

“Public Warrants” means the 3,066,667 warrants included as a component of the Consonance units sold in the Consonance IPO, each of which is exercisable, at an exercise price of $11.50, for one share of Common Stock, in accordance with its terms.

“Sponsor” means Consonance Life Sciences, a Cayman Islands limited liability company

“Surrozen” means Consonance after the Domestication.

“Warrants” means the PIPE Warrants, the Private Placement Warrants and the Public Warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause its actual results to differ significantly from those expressed in any forward-looking statement. There are no guarantees that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the initiation, cost, timing, progress and results of research and development activities, preclinical or and clinical trials with respect to SZN-1326, SZN-043, and potential future drug candidates;
•
our ability to develop and expand our drug discovery and development capabilities;
•
our ability to obtain the necessary capital to fund our operations while we conduct clinical trials, seek regulatory approval for our product candidates, and complete the product development process;
•
our ability to identify, develop and commercialize drug candidates;
•
the successful development and commercialization of products that compete with our product candidates or receive regulatory approval in advance of our product candidates;
•
changes in personnel and availability of qualified personnel;
•
our ability to manage growth and expand business operations effectively;
•
the effects of the ongoing COVID-19 pandemic, the conflict between Ukraine and Russia, and the actions of U.S. and foreign governments to respond to these events;
•
whether the few stockholders who own a large number of shares of our common stock exercise their voting power in a manner that adversely affects the Company or our stockholders;
•
whether we are able to maintain the listing of our Common Stock on Nasdaq; and
•
the increasingly competitive environment in which Surrozen operates.

In addition, statements that “Surrozen believes” or “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause the our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors.” You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements) as of the date of this Report.

This Report contains references to trademarks, trade names and service marks belonging to other entities. Solely for convenience, trademarks, trade names and service marks referred to in this Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Item 1. Business.

Corporate History and Background

The Company is a preclinical stage biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues. We are located in South San Francisco, California.

On August 11, 2021, Consonance consummated a business combination, or the Business Combination, pursuant to the Business Combination Agreement, entered into on April 15, 2021 among Consonance, Merger Sub, and Legacy Surrozen. Legacy Surrozen is a Delaware company incorporated on August 12, 2015. Upon closing of the Business Combination, Consonance became a Delaware corporation and was renamed to "Surrozen, Inc.," Legacy Surrozen was renamed to "Surrozen Operating, Inc.," and Merger Sub merged with and into Legacy Surrozen, with Legacy Surrozen as the surviving company and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Surrozen.

Overview

Our mission is to transform the treatment of serious disease by fully exploiting the Wnt pathway. We are discovering and developing biologic drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues. Building upon the seminal work of our founders and scientific advisors who discovered the Wnt gene and key regulators of the Wnt pathway, we have made breakthrough discoveries that we believe will overcome previous limitations in harnessing the potential of Wnt biology. These breakthroughs enable us to rapidly and flexibly design tissue-targeted therapeutics that modulate Wnt signaling. As a result of our discoveries, we are pioneering the selective activation of Wnt signaling, designing and engineering Wnt pathway mimetics, and advancing tissue-specific Wnt candidates. Our lead product candidates are multi-specific, antibody-based therapeutics that mimic the roles of naturally occurring Wnt or R-spondin proteins, which are involved in activation and enhancement of the Wnt pathway, respectively. Given Wnt signaling is essential in tissue maintenance and regeneration throughout the body, we have the potential to target a wide variety of severe diseases, including certain diseases that afflict the intestine, liver, retina, cornea, lung, kidney, cochlea, skin, pancreas and central nervous system. In each of these areas, we believe our approach has the potential to change the treatment paradigm for the disease and substantially impact patient outcomes. Our strategy is to exploit the full potential of Wnt signaling by identifying disease states responsive to Wnt modulation, design tissue-specific therapeutics, and advance candidates into clinical development in targeted indications with high unmet need. Our unique approach and platform technologies have led to the discovery and advancement of two lead product candidates. We are currently conducting preclinical studies and plan to initiate a Phase 1 clinical trial in the third quarter of 2022 for SZN-1326, our candidate in development for moderate to severe inflammatory bowel disease, or IBD, with ulcerative colitis, or UC, as our first proposed indication. Furthermore, we plan to initiate a Phase 1 clinical trial in the third quarter of 2022 for SZN-043, our candidate in development for severe alcoholic hepatitis, or AH. We expect to nominate additional lead candidates and advance them into the clinic in 2023 and beyond. In January 2022, we nominated SZN-413, as a development candidate for the treatment of retinal vascular-associated diseases, including wet age-related macular degeneration (AMD) and diabetic retinopathy.

Fundamental Importance of the Wnt Pathway and Our Founders’ Roles in Its Discovery

The Wnt pathway holds significant therapeutic promise in view of its ability to regulate stem cell renewal, proliferation and differentiation, and its central role in tissue regeneration. Over the past 30 years our founders and advisors have helped establish the fundamental importance of the Wnt pathway in tissue regeneration. Each has been on the forefront of the Wnt signaling pathway research, and their discoveries are the foundation of our approach to therapeutic development.

Wnt proteins exert a wide variety of effects on target cells during development. Fundamentally, Wnts are growth stimulatory factors that promote cell proliferation. Compared to other growth factors, two distinctive aspects of Wnt proteins are their lack of specificity and their ability to give shape to growing tissues while inducing cells to proliferate, acting in the process as directional growth factors. Wnt signals can instruct new cells in such a way that organized body plans are generated. Moreover, Wnt proteins employ a number of receptor isoforms and sub-families, generating an array of combinatorial Wnt signaling critical for correctly shaping tissues during development, maintaining tissue architecture in adult life and repairing tissue injury.

Dr. Roel Nusse and Dr. Harold Varmus discovered the first Wnt gene in 1982. Wnt signaling has now been shown to be critical to many essential normal functions. Dr. Nusse is a founder of our company and Scientific Advisory Board member.

Past Limitations in Targeting the Wnt Pathway for Drug Discovery

Although modulation of Wnt signaling has held significant promise for decades, a number of characteristics of Wnt signaling have created obstacles to conventional protein therapeutic approaches. The key obstacles to drug development targeting the Wnt signaling pathway are described below:

Potent Pathway Activation: While the activity of naturally occurring Wnt pathway agonists is well established, previous attempts to engineer synthetic Wnt and R-spondin ligands have not resulted in selective, potent activation of Wnt signaling.

Selectivity: Naturally occurring Wnt ligands are not selective in their interactions. The same lack of selectivity is observed with naturally occurring R-spondin ligands and their interactions with the cell surface receptors. Moreover, components of the Wnt signaling pathway, which can be targeted with small molecules, are widely expressed and therefore cannot be selectively targeted.

Manufacturing: Wnt ligands are highly hydrophobic, making them difficult to express, solubilize and purify and therefore difficult to manufacture.

Our Wnt Therapeutics Platform

Our Scientific Capabilities

We believe that our breakthrough discoveries and technologies will enable us to overcome the challenges facing drug developers targeting the Wnt pathway. We believe we are potentially the first developer to manufacture synthetic, soluble Wnt mimetics. To date, we have developed potent, selective and manufacturable Wnt and R-spondin mimetics that are designed to replicate the role of naturally occurring Wnt and R-spondin proteins. In pursuit of our goal to develop a portfolio of Wnt product candidates that can repair tissue damage and regenerate functional tissues for patients, we are continuing to expand our platform through the development of novel technologies and capabilities required to research, develop, manufacture and ultimately commercialize therapeutic products that address unmet medical needs. Our core capabilities are described below:

Wnt Biology Expertise: We have established a deep understanding of the Wnt pathway and its role in disease biology and have invested significantly in our people and technologies that enable us to selectively modulate Wnt signaling. Our research and development organization is led by world class scientists. We have partnered with key thought leaders in the field, including those on our Scientific Advisory Board, and have developed significant expertise in various areas of biology relevant to the Wnt signaling pathway.

Proprietary Antibody Discovery and Research Technologies: We have developed proprietary antibody discovery capabilities that have led to the discovery of two initial antibody technologies that enable us to potently and selectively modulate the Wnt pathway. Our SWAP (Surrozen Wnt signal Activating Protein) technology enables the design and development of Wnt-mimetics, and our SWEETS (Surrozen Wnt signal Enhancers Engineered for Tissue Specificity) technology enables the design and development of R-spondin mimetics. Importantly, our approach provides a flexible and robust platform that has generated multiple antibodies that possess either tissue or cell selectivity based on preclinical studies.

Additional Novel Wnt Modulating Technologies: We have developed and filed patent applications for additional Wnt modulating antibody technologies, and are committed to continuously integrating new insights, tools, technologies and capabilities to apply to additional diseases and areas.

Genetic Mapping of Wnt Signaling: The role of Wnt signaling in disease and the differential expression of genes involved in Wnt signaling have not been well characterized across many disease states. We isolate RNA for gene expression to identify potential deficiencies in Wnt signaling in specific diseases. Through our genetic mapping, we have increased our understanding of Wnt biology in numerous diseases and Wnts’ involvement in diseases that had previously not been well-characterized.

Protein Science Capabilities: We have invested in building capabilities in key areas of antibody discovery which include: in vitro and in vivo binder discovery, antibody optimization including humanization, structural biology, cell line construction, upstream and downstream process development and purification, bioanalytical characterization, developability assessments including stability and formulatability. These capabilities enable discovery of novel structures and sequences and optimization for pharmacokinetics, potency, selectivity, manufacturability and other drug-like properties.

Our Scientific Approach

By combining our Wnt biology expertise with our proprietary technologies and capabilities, we have been able to establish a broad array of therapeutic opportunities. Our approach includes:

Identifying and characterizing areas where Wnt biology is critical to tissue structure and function. To date, we have investigated the importance of Wnt signaling in over 20 different tissue types and have prioritized over 10 tissue types for further exploration, with a plan to continue to expand our efforts.

Prioritizing disease opportunities where there is significant evidence based on our proprietary model systems and tool compounds that Wnt activation could play a role in tissue repair in severe disease.

Focusing efforts and investments in diseases where the strength of our capabilities can potentially address key limitations of existing therapeutic approaches.

Seeking to limit or eliminate the potential oncogenic risk from Wnt pathway activation through our selective activation in the target disease tissue, we focus on severe disease and limited treatment exposure, and mimicking a physiologic repair process that is self-limiting. In preclinical studies, we have observed that the predominant response to Wnt signaling is in diseased tissue.

Our Technologies

Our two initial proprietary technologies, SWAP™ and SWEETS™, enable us to potently and selectively modulate Wnt signaling through the generation of Wnt and R-spondin mimetics. Using these technologies, we design and develop antibodies that modulate Wnt signaling. Product candidates generated by these technologies have demonstrated the ability to repair tissue damage in multiple preclinical models including colitis and liver injury. We have developed specific candidate molecules for each disease area based on the associated tissue biology, the role of Wnt signaling in disease versus normal tissue, and a functional assessment of our candidate molecules.

Our SWAP™ and SWEETS™ technologies focus on key regulators of Wnt signaling, Wnt proteins and R-spondins.

Wnt Activation: SWAP (Surrozen Wnt signal Activating Protein)

Our SWAP molecules are designed to mimic the activity of naturally occurring Wnt proteins. They are bispecific full-length human (IgG) antibodies that, like Wnt proteins, directly activate the Wnt-signaling pathway in target tissue by binding to two of its natural co-receptors, Fzd and Lrp. With our SWAP technology, we combine Fzd and Lrp antibody-binding domains into bispecific antibodies to selectively activate Wnt signaling. We have generated and validated a broad library of SWAPs that have successfully activated Wnt-signaling. Our initial product candidate, SZN-1326, utilizes our SWAP technology and is designed to activate the Wnt pathway in injured tissue where certain Fzd receptors are expressed and the natural Wnt ligand is disturbed.

Key characteristics of our SWAP technology include:

Potency: Our Wnt mimetics are multivalent, designed to bind one or more Fzd receptors and one or more Lrp receptors. We demonstrated that the ability to bind to one or more receptors leads to highly potent Wnt signal activation as compared to a protein that can only bind to one Lrp receptor and one Fzd receptor.

Selectivity: Our antibody-based proteins are capable of selective binding to individual Fzd and Lrp receptor isoforms and selective isoform binding has the potential to confer tissue selectivity.

Manufacturability: Our antibody platform is designed to produce molecules with properties suitable for manufacturing and to overcome the challenges of Wnt protein derivates. Unlike our antibodies, Wnt proteins are highly hydrophobic, making them difficult to express, solubilize and purify.

Dr. Christopher Garcia, a Howard Hughes Medical Institute Investigator and one of our founders, enabled our SWAP approach through the discovery of surrogate Wnt agonists. His surrogate ligands were water soluble, consisted of two domains and provided the building blocks for our SWAP technology.

Subsequent discoveries made at Surrozen improved on the potency and selectivity of the surrogate ligands discovered by Dr. Garcia. Our technology allows for targeting of Fzd and Lrp receptors, and we believe we can identify an optimized ratio of Fzds and Lrps required to activate Wnt signaling. We have also discovered that binding two different Fzds together with Lrp leads to efficient Wnt signal activation. Figure 1 below compares natural Wnt signaling to how our SWAP product candidates engage receptors on the cell surface to trigger Wnt signal activation.

Figure 1. Like endogenous Wnt (left side), our SWAP technology activates Wnt signaling by binding specific Fzd and Lrp receptors (right side)

Wnt Amplification: SWEETS (Surrozen Wnt signal Enhancer Engineered for Tissue Specificity)

Our SWEETS molecules are designed to amplify the body’s response to naturally occurring Wnt proteins. They are antibody-based molecules that, like R-spondin, enhance Wnt signaling by stabilizing Fzd receptors. Our SWEETS molecules are designed to modify the specificity of R-spondin activity such that it can be directed to a cell surface antigen of our choosing. Our SWEETS molecules consist of a full-length antibody fusion protein in which an antibody-binding domain of one of these antigens is combined with an R-spondin derivative. SZN-043 is our initial product candidate to utilize our SWEETS technology and is designed to selectively amplify the Wnt pathway in hepatocytes, the most abundant type of liver cell.

R-spondin may be beneficial in adult tissue repair, particularly in situations where naturally occurring Wnt ligands are present but signaling is insufficient to repair tissue damage. One major challenge facing drug developers targeting the Wnt pathway in harnessing R-spondin-based Wnt amplification has been limiting R-spondin’s effects to a specific tissue of interest, which we believe we have overcome through:

Reducing non-specific binding. Naturally occurring R-spondins are dependent on E3 ligases and leucine-rich repeat-containing G-protein coupled receptors, or LGRs, for activity. LGRs are widely expressed and result in R-spondins enhancing Wnt signaling in a broad variety of tissues. Based on preclinical studies, we have been able to eliminate the requirement for LGR binding through substitution of binding to different cell surface receptors; and

Targeting specific cell types. We have designed multiple antibodies targeted to several cell surface receptors. Based on preclinical studies, these antibodies have demonstrated specificity to multiple tissues and cell lineages. The engineered antibodies specifically upregulated Wnt-signaling with greater tissue specificity than non-targeted controls and stimulated proliferation

Figure 2 below illustrates the effect of Fzd (and Lrp) stabilization on promoting Wnt signaling. On the left side of the image, unbound E3 ligases induce internalization and ubiquitination of Fzd receptors, leading to disruption of Wnt signaling. With our SWEETS technology, we have demonstrated tissue-targeted binding and sequestration of E3 ligases leading to the stabilization of Fzd and Lrp and promotion of Wnt signaling. With our SWEETS technology, we have been able to affect tissue-targeted binding and inhibition of E3 ligase promoted degradation of Fzd, leading to the promotion of Wnt signaling.

Figure 2. Our SWEETS technology leads to amplification of the Wnt signaling pathway by inhibition of Fzd degradation by the E3 ligase/proteasome pathway. Specificity of SWEETS binding is driven by an antigen-binding domain that can be targeted to specific cell surface protein

Our Product Candidates and Research Programs

We believe that both our SWAP™ and SWEETS™ technologies have the potential to generate a portfolio of product candidates that can harness the tissue repair activity of the Wnt pathway for a broad spectrum of severe diseases.

The chart below represents a summary of our wholly owned product candidates:

Figure 3. Lead programs SZN-1326, a SWAP in development for the treatment of moderate to severe IBD, and SZN-043, a SWEETS in development for the treatment of severe AH.

Our first product candidate, SZN-1326, is being developed as a novel treatment for moderate to severe IBD, with UC as our first proposed indication, and utilizes our proprietary SWAP technology to activate Wnt signaling. Wnt signaling plays a critical role in intestinal epithelial turnover and normal function. Abnormal signaling has been observed in patients with IBD and restoration of normal signaling is believed to play a role in the repair of damaged intestinal epithelial cells in IBD. SZN-1326 targets Fzd 5, Fzd 8 and Lrp 6 to activate Wnt signaling. We have observed that Fzd 5, Fzd 8 and Lrp 6 are expressed in the large bowel epithelium of UC tissue samples and that Fzd 5 is the most abundant, representing an attractive target for our therapeutic approach. IBD affects an estimated two million patients in the United States and is caused by damage to the intestinal barrier and an enhanced inflammatory response, which further exacerbates tissue damage. SZN-1326 is designed to activate Wnt-pathway signaling in intestinal epithelial cells. In multiple mouse models of IBD, SZN-1326 stimulated intestinal epithelial regeneration, characterized by restoration of the intestinal barrier and reduced histology severity score, lower levels of inflammatory cytokines and reduced disease activity. We anticipate initiating a Phase 1 clinical trial of SZN-1326 in healthy volunteers in the third quarter of 2022, followed by a Phase 1b trial of SZN-1326 in patients with UC, a type of IBD, in 2023.

Our second product candidate, SZN-043, is being developed as a novel treatment for severe liver diseases, including severe AH, and utilizes our proprietary SWEETS technology. Severe AH is a disease with a 90-day mortality rate of 30% and has an estimated incidence of approximately 130,000 patients in the United States annually. In severe AH, damage to hepatocytes due to excessive alcohol use leads to jaundice, inflammation, impaired blood coagulation and increased risk of infections that may impact other organs such as the kidneys, brain and gastrointestinal system. We have designed SZN-043 to modulate naturally occurring Wnt signaling that is specifically targeted to hepatocytes. We have shown in preclinical models of liver injury that SZN-043 selectively and transiently stimulates hepatocyte proliferation, and restores liver function as measured by plasma ammonia and liver enzyme tests. The selectivity of SZN-043 is achieved through the inclusion of an antibody binding to ASGR1 that is solely expressed on hepatocytes. We anticipate initiating a Phase 1 clinical trial of SZN-043 in healthy volunteers and in patients with impaired liver function in the third quarter of 2022, followed by a Phase 1b trial of SZN-043 in patients with severe AH in 2023.

Our Research Programs

We believe that both our SWAP™ and SWEETS™ technologies have the potential to generate a portfolio of product candidates that can harness the tissue regenerative activity of the Wnt pathway and potentially bring therapeutic benefit to patients suffering from a broad spectrum of diseases. Our goal in each of these programs is to activate the natural ability of tissues in the body to heal themselves by increasing the Wnt signaling pathway in a localized, transient, and, we believe, safe manner.

By leveraging our scientific capabilities and approach, we have identified more than 20 potential tissue types to explore. In our most advanced research programs, we are developing potential therapeutics for ocular diseases such as age-related macular degeneration, or AMD, and diabetic retinopathy. We are also assessing the potential of our Wnt therapeutics platform to drive tissue repair in conditions caused by tissue injury to organs including the lungs, pancreas and kidney.

One of our more advanced preclinical programs is designed to specifically activate the Wnt signaling pathway in the retina. Genetic studies have identified that the Wnt signaling pathway is critical for maintenance of healthy retinal blood vessels. We are developing an agonist of a specific Fzd receptor found in the retinal vasculature, which we have shown in animal models can inhibit retinal pathology in the eye. We believe that the ability to deliver this agonist locally to the eye has the potential to treat multiple ocular disorders by inducing repair of damaged tissue, such as diabetic retinopathy and macular degeneration by inducing repair of damaged tissue.

We have shown that activation of the Wnt signaling pathway can potentially reverse vascular damage through a mechanism that is different from the mechanisms of currently approved therapeutics that target angiogenesis. Fzd4-mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function, and data with Fzd4-specific Surrozen Wnt modulating tool molecules has shown that selectively activating Wnt signaling can rescue a disease phenotype in a norrin knockout model. We recently nominated SZN-413, a mono Fzd4 bispecific antibody, as a development candidate for the treatment of retinal vascular-associated diseases, including wet AMD and diabetic retinopathy. Recent data evaluating SZN-413 in preclinical models of retinopathy demonstrated activation of Wnt signaling increased tight unction protein expression in retinal vascular endothelial cells and significantly reduced avascular area and pathological neovascular tuft formation in an oxygen-induced retinopathy mouse model.

In addition, in lacrimal gland, tear-producing glands rely on Wnt signaling for maintenance of function. Restoration of gland function through activation of Wnt signaling is a potential therapeutic approach to treat dry eye, including dry eye associated with Sjogren’s Disease. Preclinical data demonstrated that our Wnt-modulating molecules activated Wnt signaling in the lacrimal gland and increased tear production in a mouse IL-1a lacrimal gland injury model. We also have identified the potential for regeneration of retinal pigment epithelium, or RPE, an important cell type in the retina. RPE cells are required for maintenance and viability of photoreceptors and as such are a potential target for the treatment of dry AMD. Furthermore, recent discoveries of Wnt-responsive progenitor cells in the lung suggest a potential role for Wnt in diseases such as idiopathic pulmonary fibrosis (IPF) and chronic obstructive pulmonary disease (COPD). Preclinical data demonstrated that our Wnt-modulating molecules activated Wnt signaling expands Alveolar AT2 cell organoids and reduced injury and improved fibrosis in an acute bleomycin mouse model The chart below represents a summary of our research programs:

Figure 4. Our current Research Programs

Our People

Our people are the most important strength of our company. We have assembled a diverse group of experienced executives, scientists, engineers and operators that consist of:

•
Experienced Company Builders. Craig Parker, our President and Chief Executive Officer, has extensive experience in the science and business of building companies in the biotechnology industry. He was previously Senior Vice President of Corporate Development at Jazz Pharmaceuticals and held similar executive positions at Geron Corporation, Human Genome Sciences (acquired by GSK), Proteolix (acquired by Onyx) and Immunex (acquired by Amgen). He is a member of the Scientific Advisory Board of the Life Sciences Institute at the University of Michigan and previously served as a director of Xcyte Therapies and vTv Therapeutics. Our Chief Financial Officer, Charles Williams, has extensive experience at multiple public companies across various leadership positions in strategy, operations, finance and corporate development, and was previously at Jazz Pharmaceuticals, MAP Pharmaceuticals (acquired by Allergan) and CV Therapeutics (acquired by Gilead).
•
Accomplished Scientific Leadership. Our team consists of discovery scientists along with a team of drug developers experienced in advancing drug product candidates through the drug development process. Our Chief Medical Officer, Trudy Vanhove, MD, PhD, was Vice President of Medical Affairs and, subsequently, Vice President Search and Evaluation at Jazz Pharmaceuticals before joining Surrozen. Before joining Jazz, she led clinical development in different therapeutic areas at NeurogesX, XOMA and Abbott, resulting in several successful US and European Union, or EU, regulatory approval filings. Our Chief Scientific Officer, Wen-Chen Yeh, MD, PhD, was previously at Amgen, where he led research teams in a variety of disease indications including inflammation, diabetes, dyslipidemia and cardiovascular disease. At Amgen, Dr. Yeh helped advance multiple programs towards clinical trials. Our Senior Vice President of Biology, Yang Li, Ph.D., was previously at Amgen, where he advanced multiple programs into the clinic in a variety of disease indications. Collectively, our scientific team are authors or co-authors on over 200 scientific publications.

Founders and Scientific Advisory Board. We are supported by our founders and Scientific Advisory Board which includes world class researchers who have made seminal discoveries in Wnt biology and have successfully collaborated prior to their involvement with our company. Dr. Varmus, a member of our Scientific Advisory Board, is a co-recipient of the 1989 Nobel Prize in Physiology or Medicine for studies on the genetic basis of cancer. Dr. Nusse was recently awarded the 2017 Breakthrough Prize in Life Sciences and the 2020 Canada Gairdner International Award for Biomedical Research for his continued pioneering work on the Wnt signaling pathway. Our Co-Founder, Dr. Hans Clever, was awarded the 2013 Breakthrough Prize in Life Sciences for his work describing the role of Wnt signaling in tissue stem cells and cancer.

Board of Directors and Investors with Shared Long-Term Vision. Our board of directors is composed of renowned company builders, operators, leaders, scientists, drug developers and investors with experience across a diverse array of companies. This team is supported by investors who share our long-term vision around building the leading company in Wnt biology, including The Column Group, a recognized leader in early-stage biotechnology venture investing.

Our Strategy

Our strategy is to develop a portfolio of product candidates that can repair tissue damage and regenerate functional tissues for a variety of diseases. Consistent throughout our strategy is our goal to activate Wnt signaling only within targeted diseased tissue, focusing on severe diseases, and mimicking the self-limiting physiologic repair process. We plan to achieve this goal by:

•
Continuing to build on our pioneering research, insights and intellectual property in Wnt pathway modulation. Our scientific capabilities and approaches are built upon the groundbreaking work of our academic co-founders and have been developed further by our experienced team. We consider ourselves to be pioneers in the selective modulation of the Wnt signaling pathway and intend to utilize our proprietary insights into Wnt biology and our proprietary technologies to further advance our research and exploration of its therapeutic potential.
•
Developing SZN-1326 for the treatment of moderate to severe IBD. We have shown that SZN-1326 leads to rapid repair of tissue damage and functional improvements in mouse models of IBD. We intend to initially develop SZN-1326 in patients with UC and then expand into the treatment of other intestinal diseases including CD. We anticipate initiating a Phase 1 clinical trial of SZN-1326 in healthy volunteers in the third quarter of 2022 and in patients with moderate to severe ulcerative colitis in 2023.
•
Developing SZN-043 for the treatment of liver disease. We have shown that SZN-043 selectively stimulates hepatocyte proliferation and leads to improvement of liver function in multiple animal models of liver injury. We intend to develop SZN-043 in patients with severe AH. We believe that the mechanism of SZN-043 has the potential to bring therapeutic benefit to patients with liver disease beyond our initial indication of severe AH. We anticipate initiating a Phase 1 clinical trial of SZN-043 in healthy volunteers and in patients with early cirrhosis in the third quarter of 2022 and in patients with severe AH in 2023.
•
Developing novel product candidates and expanding our platform technologies to further our leading position in developing the Wnt signaling pathway modulators. Wnt signaling is critical in tissue regeneration throughout the body, including in intestine, liver, lung, retina, kidney, cochlea, cornea, skin, pancreas and central nervous system. Our research suggests that SWAP™ and SWEETS™ will provide us with the opportunity to generate specific modulators of Wnt signaling. We have generated libraries of Wnt and R-spondin receptor binders that have helped us create a broad portfolio of product candidates. We have developed and filed patent applications for additional Wnt modulating antibody technologies and are committed to continuously applying new insights, tools, technologies and capabilities to additional diseases and areas and adding to our platform technologies and pipeline.
•
Pursuing strategic alliances to maximize the full potential of our pipeline. The importance of the Wnt signaling pathway and the potential therapeutic applications of Wnt pathway mimetics are expected to provide us with an abundance of product candidates. We believe this generates an exciting opportunity to enter into strategic alliances to accelerate product development and maximize commercial potential.

Wnt Signaling Pathway—A Central Regulator of Tissue Regeneration

As gatekeepers for the maintenance of stem cells and functions, prior attempts at modulating Wnt signaling were hampered by an absence of drug-like properties. Through our technologies, we can modulate Wnt signaling with antibodies, which could open the door for the development of a new classes of drugs with the ability to repair and regenerate damaged tissues.

Signaling through the Wnt pathway can stimulate cell proliferation as well as control cell differentiation and movement. Cell-to-cell communication is needed during embryonic development, and Wnt signaling is essential for development to proceed properly. In both embryonic stem cells and pluripotent stem cells, the Wnt pathway has a dual role in both promoting stem cell renewal and differentiation of certain cell types. In adults, Wnt has a critical role in promoting proliferation and stem cell renewal in multiple tissues. Maintenance of the intestinal surface or epithelium homeostasis, for example, is dependent on Wnt signaling. Wnt signaling is also important for bone formation, retina development and function, liver regeneration and renewal of cells in the lung and pancreas among other tissues.

We believe that several characteristics of the Wnt signaling pathway make this pathway attractive for drug development:

•
Broad potential for therapeutic intervention. Signaling through the Wnt pathway is critical in cell fate determination in tissues throughout the body. Aberrant Wnt signaling underlies a broad range of pathologies in humans. In some cases, such as in certain rare bone diseases, mutations in the Wnt signaling pathway are the cause of the disease. Mutations in Wnt signal pathway components are also associated with retina vessel disorders such as Norrie disease and familial exudative vitreoretinopathy, or FEVR, tooth development disorders, and metabolic diseases including diabetes. Preclinical model studies have shown that Wnt signaling is instrumental for liver regeneration, intestine epithelium turnover and injury repair, and plays a role in maintaining residential stem cells in many more adult tissues including lung, kidney, cochlea, skin and the central nervous system.
•
Common activation mechanism across Wnt proteins. There are 19 Wnt protein genes in the human genome and the genomes of other mammals. Most Wnt proteins bind interchangeably to the 10 different Fzd receptors with little discrimination. Genetic knockouts in mice have shown that individual Wnt protein genes have distinct functions. The differences in biological functions likely arise from discrete localized expression and the relative insolubility of Wnt proteins which limits migration from the site of synthesis. On the other hand, when it comes to biochemical signaling, the different Wnt proteins have very similar activities upon target cells. This, in turn, implies that the same therapeutic approach could be used to address multiple diseases.
•
Multiple modulators of activity. Multiple modulators of the Wnt signaling pathway have been identified that activate, amplify, dampen or inhibit the pathway’s activity and limit the potential consequences of either over-activation or inhibition of Wnt signaling. These modulators can serve both as direct targets for therapeutic intervention and as examples of how novel therapeutics could be developed that mimic their action.

The low solubility of Wnt proteins due to the required fatty acid modification limits the ability of natural Wnt proteins themselves to be developed as therapeutic agents. The lack of solubility of Wnt proteins makes them difficult to purify; difficult to formulate into an easily administered drug; and difficult to deliver to various tissues in the body. In contrast, we have developed technologies enabling us to develop activators and amplifiers of Wnt signaling which avoid the low solubility of natural Wnt proteins. These technologies trigger the Wnt pathway to act in a transient manner by mimicking the binding of Wnt proteins and other regulators of the pathway. Our goal is to use our technologies to develop therapeutics that can modulate the naturally occurring Wnt response and promote healing.

Our Wnt Therapeutics Platform

We have discovered two proprietary technologies of modulators of Wnt signaling: SWAP™ and SWEETS™. We have designed and continue to design antibodies that modulate the Wnt signaling pathway by acting as mimetics of either Wnt protein or one of its regulators, R-spondin. Product candidates generated by our technologies have demonstrated the ability to repair tissue damage in multiple preclinical models including IBD and liver injuries. We were able to select a specific candidate molecule and technology for each disease area based on tissue biology, profile of Wnt signaling in disease versus normal, and functional test of molecules. We are advancing two of these candidates, SZN-1326 and SZN-043, into clinical development.

Wnt Activation: SWAP

The Wnt pathway is equipped with binding sites for two receptors found on the surface of cells that can be triggered by Wnt protein. Binding to just one of these two receptors does not cause activation of the Wnt pathway. But when Wnt protein simultaneously binds to both receptors, this pair of interactions activates several intracellular signaling pathways, as can be seen in Figure 5 below. The two Wnt receptors are called frizzled, or Fzd, and low-density lipoprotein receptor-related protein 5 or 6, or Lrp 5/6. Fzd is an integral membrane protein that binds to Wnt protein, in part, through the fatty acid posttranslational modification on the Wnt protein. The second receptor, Lrp 5/6, contains an intracellular domain that is chemically modified by Wnt-protein-induced receptor dimerization to initiate the Wnt signaling pathway cascade in cells.

Figure 5. Like endogenous Wnt (left side), our SWAP technology activates Wnt signaling by binding specific Fzd and Lrp receptors (right side)

Published work by Dr. Christopher Garcia, one of our founders and Scientific Advisory Board members, showed that Wnt signaling could be induced by identifying non-Wnt proteins capable of selectively binding to Fzd and Lrp and linking these binding domains together. These non-Wnt proteins led to an activation of Wnt signaling that in many ways was indistinguishable from that induced by Wnt itself. Furthermore, these non-Wnt proteins were soluble and did not require posttranslational modification with fatty acid for activity. These observations revealed the opportunity to develop Wnt-mimetic therapeutics freed from the burden of containing a fatty acid, which decreases their solubility. There was no apparent restriction on the type of interacting domains that could be used to create these molecules. Several categories of molecules, including domains from natural proteins, artificial protein binding domains, and antibodies were all found to be able to function as binding domains for Fzd or Lrp.

We have focused our efforts developing antibody-binding domains that independently bind to Fzd and to Lrp. Antibody-binding domains provide a potential advantage over other binding domains due to the ability to identify domains with high potency and with high specificity, in addition to the maturing manufacturing process. We have identified antibody-binding domains capable of distinguishing individual Fzd family members, providing an opportunity to selectively activate Wnt signaling in cells expressing specific Fzd receptors—a property that naturally occurring Wnt proteins do not have.

In our SWAP technology, we created multivalent bispecific antibodies that bring together two different sets of antibody-binding domains—one set that binds to Fzd and another set that binds to Lrp. We found that certain recombinant proteins containing these two antibody-binding domains were able to simultaneously bind both Fzd and Lrp, however, inducing the simple bimolecular interaction of one Fzd and one Lrp was, in most cases, insufficient to induce Wnt signaling, as can be observed in Figure 6.

In Figure 6 below, in an assay measuring protein concentration (x-axis) against Wnt pathway activation (as measured by relative light units, or RLU, y-axis), we have demonstrated that a simple bivalent antibody containing a single Fzd binding domain (F1) (the blue line) and a single Lrp binding domain (L2) (the red line) did not significantly induce the Wnt signaling pathway. At similar concentrations, naturally-occurring Wnt (Wnt3a) (the green line) demonstrated pathway activation.

Figure 6. A simple bivalent antibody containing a single Fzd binding domain (F1) and a single Lrp binding domain (L2) did not significantly induce the Wnt signaling pathway. At similar concentrations, naturally-occurring Wnt (Wnt3a) demonstrated pathway activation.

However, multivalent antibodies that contained multiple binding domains, either two Fzd-binding domains with one Lrp binding domain (the blue line in Figure 7 below) or two of each binding domain (the light green line), led to activation of the Wnt signaling pathway at concentrations that were 100 times or lower than required for activation by Wnt3a (the dark green line), as can be observed in Figure 7. For comparison, an antibody with a single Fzd binding domain (the red line) did not demonstrate significant activity.

Figure 7. Multivalent antibodies with two Fzd binding domains (F3) and at least one Lrp binding domain (L2) led to more potent activation of the Wnt signaling pathway.

We are developing a series of product candidates based on the SWAP technology, which combines binding domains for specific Fzd receptors and binding domains for specific Lrp receptors. Our current SWAP lead product candidate, SZN-1326, is being evaluated for its ability to treat moderate to severe IBD. In addition, we are developing other product candidates, including for the potential treatment of ocular diseases.

Wnt Amplification: SWEETS

We have designed our SWEETS technology for those diseases that are characterized by the presence of naturally occurring Wnt, yet with insufficient Wnt signaling for specific cells. This technology allows us to target Wnt pathway activation to specific cells in the body. For this, our SWEETS technology couples the regulation of the Wnt pathway to the binding of cell-specific surface antigens.

R-spondins are a family of four proteins that amplify Wnt pathway signals by reducing the destruction of Fzd by internalization and degradation. Proteins that are destined for degradation, such as Fzd, are normally tagged by E3 ligases. R-spondin prevents E3 ligase from tagging Fzd, thereby increasing the amount of time that Fzd remains on the cell surface. This results in an increased activation of the Wnt signaling pathway. Importantly, R-spondin does not directly cause signaling through the Wnt pathway, but rather it extends or amplifies the signaling that arises from already-present naturally occurring Wnt protein.

Wild type R-spondin activity requires binding to two cell surface proteins: the E3 ligases and a member of a family of membrane proteins, referred to as LGR 4-6. We have shown that derivatives of R-spondin can be generated that couple its E3 binding domain to an antigen-binding domain that recognizes a specific cell surface protein of our choosing resulting in R-spondin like activity. This technology creates R-spondin mimetics that can be targeted to specific cells in the body that express the chosen cell surface protein, which is illustrated in the Figure 8 below.

Figure 8. Our SWEETS technology leads to amplification of the Wnt signaling pathway by inhibition of Fzd degradation by the E3 ligase/proteasome pathway. Specificity of SWEETS binding is driven by an antigen-binding domain that can be targeted to specific cell surface proteins.

In a proof-of-concept experiment conducted internally, an antibody-binding domain recognizing a cell surface protein was fused to a R-spondin protein in which the binding site for LGR 4-6 had been inactivated. This recombinant antibody R-spondin construct (the red line in “Target Cell” in Figure 9 below) stimulated the Wnt signaling pathway in cells that expressed the cell surface protein and was inactive in cells lacking the cell surface protein (the red line in “Non-Target Cell”). Wild-type R-spondin did not exhibit this selectivity and led to the Wnt signaling pathway amplification in both types of cells (the black lines in the figure below). A non-cell surface targeted molecule serving as a negative control (the blue lines in the figure below) did not demonstrate any activity.

Figure 9. Cell specificity of R-spondin was altered by inactivating the LGR 4-6 binding site and adding an antigen-binding domain for a specific cell surface protein. SWEETS shown in red.

SZN-1326: a SWAP Product Candidate for the Treatment of moderate to severe IBD

Our first product candidate, SZN-1326, is being developed as a novel treatment for moderate to severe IBD, with UC as our first proposed indication, and utilizes our proprietary SWAP technology to activate Wnt signaling. Wnt signaling plays a critical role in intestinal epithelial turnover and normal function. Abnormal signaling has been observed in patients with IBD and restoration of normal signaling is expected to play a role in the repair of intestinal epithelial cells in IBD. SZN-1326 targets Fzd 5, Fzd 8, and Lrp 6 to activate Wnt signaling. We have observed that Fzd 5, Fzd 8, and Lrp 6 are expressed in the large bowel epithelium UC tissue samples and that Fzd 5 is the most abundant Fzd, representing an attractive target for our therapeutic approach. We have shown that SZN-1326 has several simultaneous beneficial effects in that it:

•
activates the Wnt signaling pathway in intestinal stem cells resulting in proliferation and differentiation;
•
restores intestinal barrier function and tissue architecture;
•
decreases inflammation; and
•
reduces disease activity in mouse models of moderate to severe IBD.

We anticipate initiating a first-in-human clinical trial of SZN-1326 in the third quarter of 2022 and will pursue initial development for the treatment of moderate to severe UC, a type of IBD limited to the large intestine.

Ulcerative Colitis Disease Background

UC is a form of IBD characterized by inflammation and ulcers in the large intestine. The hallmark clinical symptoms of UC are diarrhea, bloody stool, and urgency to defecate, and its clinical course is marked by exacerbations and remissions, which may occur spontaneously or in response to dietary changes, alterations in treatment regimens, other illnesses or stress. In UC, inflammation is continuous throughout the large bowel and lacks healthy patches distributed adjacent to the inflamed tissue. The extent of disease is variable but starts at the left side (the rectum) and can involve the whole, large intestine. UC is limited to the inner most layer of the intestinal wall.

UC can be debilitating with frequent diarrhea, bloody stools, weight loss, dehydration, and anemia. Intestinal complications from severe and chronic inflammation can become life-threatening. Patients with active disease are more likely to suffer psychological conditions such as anxiety and depression and are more likely to have impaired social interactions. Persistent UC is associated with an increased risk of developing colon cancer. It is estimated that there are two million individuals in the United States with IBD, of which roughly half have UC. An even higher number of individuals in Europe are estimated to have UC.

UC is typically treated with anti-inflammatory drugs. The typical treatment regimen begins with fairly mild and locally-delivered drugs and progresses to stronger systemic immunosuppressive drugs that are only prescribed for patients with moderate to severe disease. First-line therapy for patients with mild disease consists of locally delivered or oral 5-aminosalicylates such as mesalamine and sulfasalazine, or corticosteroids. This is done with the intent of inducing remission and transitioning patients to drugs such as 5-aminosalicylates for maintenance. Patients with moderate to severe disease will usually be treated first-line with anti-inflammatory biologics such as infliximab, adalimumab, and golimumab. Infliximab, adalimumab, and golimumab are antibodies directed against tumor necrosis factor alpha, or TNFα, an inflammatory cytokine secreted during acute inflammation. However, over time, many patients lose responsiveness to these anti-TNF antibodies and approximately 20% do not initially respond to this treatment. Patients non-responsive to anti-TNFα antibody therapy are instead treated with other approved biologics such as ustekinumab, an inhibitor of interleukin 12 and interleukin 23, and vedolizumab, an integrin inhibitor or with a JAK inhibitor, tofacitinib, an oral anti-inflammatory.

Despite the availability of a number of approved drugs and validated drug targets, many patients with moderate to severe UC have an inadequate or slow response to therapy, lose responsiveness, or cannot tolerate existing treatments. For example, up to 20% of patients do not respond to anti-TNF antibodies and 10% to 15% lose responsiveness every year despite initial benefit. Overall, it is estimated that less than half of moderate to severe UC patients are in clinical remission. Approximately 70% of patients with active disease in a given year will have another episode in the following year. Once a patient has successfully been treated and is in remission, the longer the patient is in remission, the less likely he or she is to experience a flare-up in the following year. A potential factor driving longer-term remissions is the repair of the intestinal barrier and absence of any inflammatory activity in the large intestine gut wall.

Crohn’s Disease Background

Crohn’s disease, or CD, is a chronic inflammatory disease that most commonly affects the end of the small intestine and the beginning of the large intestine, although it may involve any part of the gastrointestinal tract. Like UC, CD is a type of IBD and many of the symptoms and demographics overlap. In addition to the potential of CD developing in other segments of the intestine, CD differs from UC in that there can be normal healthy tissue between patches of diseased tissue. CD can also occur in all layers of the intestinal wall unlike UC which is limited to the inner most layer. It is estimated that there are approximately 1 million individuals in the United States and approximately 1.1 million individuals in Europe with CD.

The treatment paradigm for CD is very similar to that of UC. Currently approved therapies are mostly anti-inflammatory agents. It is estimated that 60% of patients have moderate to severe disease and will eventually require surgery to treat complications such as fistulas (abnormal connections between body parts), life-threatening bleeding, and intestinal obstructions.

The Wnt Signaling Pathway and its Role in IBD

Although the two most common forms of IBD, UC and CD, are treated with anti-inflammatory agents, the root cause of these diseases has been proposed to be an impaired intestinal barrier that occurs due to initial damages by genetic, environmental, inflammatory or other factors. This impairment is thought to allow bacteria to penetrate through the intestinal epithelium, leading both to immune cell activation and to an inflammatory reaction that exacerbates the damage.

The intestinal epithelium is one of the fastest proliferating tissues in adults, being largely made anew every four to five days. The wall of the small intestine is made up of villi, finger-like projections that extend into the lumen of the intestine, which greatly increase the surface area available for nutrient absorption. The cells at the tips of these villi are continuously shed and are replenished by cells that originate from stem cells located at the base of the villus, called the intestinal crypts. The colon (large intestine) wall is made up of a lining of columnar epithelial cells with pouches called colonic crypts. Similar to the small intestine villi, the stem cells are located at the base of colonic crypts, as shown in Figure 10, below. The Wnt signaling pathway is critical for the renewal and proliferation of these stem cells. Inactivation of the Wnt signaling pathway blocks stem cell proliferation and differentiation causing a rapid loss of intestinal epithelial cells in mice. Figure 10 below illustrates how the Wnt signaling pathway potentially stimulates stem cell renewal and proliferation in colonic crypts leading to increased turnover of epithelial cells.

Figure 10. Wnt signaling pathway stimulates stem cell renewal and proliferation leading to increased synthesis and turnover of epithelial cells

There is direct evidence linking dysregulation in the Wnt signaling pathway to the development of moderate to severe IBD in patients and deficiency in the Wnt signaling pathway has been associated not only with the reduced turnover of stem cells in the intestinal crypt but also with a reduced production of cells that secrete anti-bacterial proteins. It has been proposed that transient elevations in the Wnt signaling pathway may be beneficial in wound healing and evidence from mouse IBD models provide further support for treatment with a Wnt signal activator. The Wnt protein inhibitor Dkk1 is induced by inflammatory cytokines in colitis and, in mice, blocking Dkk1 function resulted in elevated Wnt signaling and the promotion of wound repair.

Our Solution: SZN-1326

Our product candidate, SZN-1326, is a Wnt protein mimetic based on our SWAP technology, for the treatment of moderate to severe IBD. Our goal for SZN-1326 was to create a Wnt protein mimetic that could specifically support the proliferation and differentiation of stem cells in the damaged intestinal or colonic crypts of patients with moderate to severe IBD. We believe that treatment with SZN-1326 has the potential to accelerate the repair of the intestinal barrier, which can result in a reduction of bacteria penetrating through the intestinal epithelium and a reduction of immune cell activation and inflammation, thereby treating IBD. Figure 11 below demonstrates how SZN-1326 potentially binds to Fzd5/8 and Lrp6 on intestinal stem cells to activate Wnt signaling.

Figure 11: SZN-1326 binds to Fzd5/8 and Lrp6 on intestinal stem cells to activate Wnt signaling

Selective Wnt Pathway Activation

SZN-1326 is a bispecific antibody targeting Fzd5/8 and Lrp6. Fzd5 was reported to be highly expressed in intestinal mucosal cells from IBD patients. Our research found that Fzd5, was also highly expressed in a mouse model of colitis induced by dextran sodium sulfate, or DSS, as shown in Figure 12. In this model, DSS exposure leads to disruption of the intestinal barrier resulting in an inflammatory response similar to that seen in IBD patients. We identified SZN-1326 through testing of multiple SWAP antibodies both in naïve and injured intestinal tissue and in DSS models.

Figure 12. Fzd5 is highly expressed in intestinal tissue from a DSS mouse model

We have shown that SZN-1326 can stimulate Wnt signal activation in DSS-injured intestine epithelial cells as measured by the expression of Axin2, a downstream target gene in the Wnt pathway.

Restoration of Epithelial Tight Junctions

Mice exposed to DSS for seven days led to the breakdown of the intestinal barrier, which can be readily visualized in stained cross sections of the colon, as shown in Figure 13. In the absence of DSS, there is an intact intestinal wall and the crypts are tightly packed to form a continuous structure. Exposure to DSS followed by treatment with a negative control antibody, anti-GFP, resulted in several effects: a breakdown of the intestinal wall; shrinkage of the crypts; and the creation of multiple discontinuous segments by day ten. However, DSS-exposed mice treated with SZN-1326, administered on days four and seven, led to a dose-dependent repair of this damage, with a dose of 1 mg/kg or higher restoring most of the damage visible by histology. Similar results were observed in a chronic model of DSS, as can be seen in Figure 13.

Figure 13. SZN-1326 administration led to the restoration of the intestinal epithelium in a DSS model

The degree of epithelial repair as measured by histology with SZN-1326 was greater than what we obtained in additional experiments with cyclosporine, an anti-TNF antibody or an anti-IL12/23 antibody.

Histologic staining showed that treatment with SZN-1326 led to the restoration of tight junctions, the cell-to-cell structures that create the intestinal barrier that prevents the free flow of material. In healthy intestinal tissue, the zonula occludens 1 protein, or ZO-1, a component of tight junctions, was found as a continuous layer along the intestinal wall. In DSS-damaged intestinal tissue, no such barrier was observed. Treatment with SZN-1326 restored ZO-1 localization as a continuous layer along the intestinal wall, as can be observed in Figure 14.

Figure 14. SZN-1326 restored ZO-1 localization (green) and reestablishment of the intestinal barrier in a DSS mouse model.

Inflammation Reduction

The breakdown of the intestinal barrier triggers an inflammatory response that leads to further tissue damage. Disease modification in IBD can be measured by the levels of inflammatory cytokines present in the injured tissue and in serum. In the mouse DSS model, treatment with SZN-1326 administration led to a significant dose-dependent decrease in a number of inflammatory cytokines such as TNFα, interleukin-6, or IL-6, and interleukin-8, or IL-8. Reductions in cytokine levels were observed both in colon tissue and in serum, as can be seen in Figure 15 below. We believe that these results suggest that SZN-1326 not only has the potential of directly repairing the epithelium but also, as a result, of reducing inflammation.

Figure 15. SZN-1326 administration led to significant reductions in cytokine levels in a DSS mouse model.

* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001

In the description of the preclinical studies above and throughout, a p-value represents the probability that random chance caused the result. For example, a p-value of 0.001 means that there is a 0.1% probability that the difference between the control group and the treatment group is purely due to random chance. A p-value of less than or equal to 0.05 is a commonly used threshold for identifying statistically significant outcomes. The FDA’s evidentiary standard of efficacy when evaluating the results of a clinical trial generally relies on a p-value of less than or equal to 0.05.

Functional Improvement

Most importantly, SZN-1326 administration led to an improvement in the disease activity index, or DAI, in the DSS model. The DAI is a composite score composed of body weight change, diarrhea, and bloody stools that is frequently used to quantify disease severity. SZN-1326 treatments led to a dose dependent decrease in DAI which was superior to that which we observed with cyclosporine, an anti-TNF antibody, or an anti-IL12/23 antibody in acute and chronic DS models, respectively. Figure 16 below demonstrates that SZN-1326 administration led to improvements in DAI in an acute DSS model.

Figure 16. SZN-1326 administration led to improvement in the disease activity index in an acute DSS model.

* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001

Planned Clinical Development of SZN-1326

We intend to initiate first-in-human trials of SZN-1326 in the third quarter of 2022. Our initial trial will focus on assessing safety and tolerability as well as on obtaining human pharmacokinetic data in healthy volunteers. We intend to conduct a multiple ascending dose trial in patients with moderate to severe UC in 2023 with the goal of assessing safety, tolerability, pharmacokinetics and initial signs of clinical activity through the effects on stool frequency, rectal bleeding, cytokines, biomarkers, and endoscopic and histological changes in the colon. We anticipate that later stage trials would include the induction of clinical and histological remission, either alone or in combination with anti-inflammatory drugs. Based both on the mechanism of action of SZN-1326 and our preclinical results, we believe that dosing of SZN-1326 for several weeks has the potential to demonstrate durable remissions. If we obtain initial signs of efficacy in UC, we anticipate also initiating clinical development in CD.

SZN-043, a SWEETS product candidate for the treatment of severe liver diseases

SZN-043 is a product candidate based on our SWEETS technology that we are developing to treat severe AH and other severe liver diseases, including acute liver failure. We have shown that SZN-043 activates Wnt signaling in hepatocytes and contributes both to increasing hepatocyte proliferation and to restoring liver function. We anticipate initiating a first-in-human clinical trial of SZN-043 in the third quarter of 2022 in healthy volunteers and in patients with early cirrhosis and are pursuing initial development of SZN-043 for the treatment of severe AH.

Severe Alcoholic Hepatitis Background

AH is inflammation of the liver caused by excessive alcohol ingestion. AH is most likely to occur in people who drink heavily over many years; however, the relationship between drinking and alcoholic hepatitis is complex.

Not all heavy drinkers develop alcoholic hepatitis, and the disease can occur in people who drink only moderately. AH is characterized by the rapid onset of jaundice, malaise, anorexia, liver enlargement and a systemic inflammatory response syndrome, or SIRS. AH is characterized by impaired hepatocyte proliferation. In these patients, higher Wnt signaling and hepatocyte proliferation have been associated with better outcomes.

Many patients with severe AH require inpatient hospitalization due to the high risk of developing renal failure, liver failure, infections and the effects of alcohol withdrawal. AH is treated with anti-inflammatory drugs such as glucocorticoids, typically prednisolone. Glucocorticoid treatment requires close monitoring because of the increased risk of infections, glucose intolerance and gastrointestinal bleeding. For patients who respond to glucocorticoids, the duration of treatment is typically 28 days. Mortality rates after one to six months among patients treated with glucocorticoids in clinical trials ranged from approximately 20% to 40%. The effectiveness of glucocorticoid treatment is controversial. A 2017 meta-analysis of 15 randomized trials found that glucocorticoid treatment did not significantly lower mortality rates compared to placebo. In addition, only 25% to 45% of patients are eligible for glucocorticoid therapy due to other comorbidities. Those not qualifying include patients with infections, poorly controlled diabetes mellitus, renal failure, and active gastrointestinal bleeding. Although levels of TNFα are highly elevated in AH, treatment with anti-TNFα antibodies has not been determined to be effective. The overall 30-day mortality rate in patients hospitalized with AH is approximately 15% and the 90-day rate is approximately 30%.

There are an estimated 100,000 unique severe AH-related hospitalizations annually in the United States. Alcoholism affects an estimated 8% of the U.S. population and between 10% and 35% of alcoholics have characteristics consistent with the development of AH.

Our Solution: SZN-043

We are developing SZN-043, a tissue-specific R-spondin mimetic based on our SWEETS technology, for the treatment of severe liver disease. Our goal was to create a molecule that could stimulate liver regeneration by amplifying the effect of naturally occurring Wnt proteins. SZN-043 is a bispecific antibody that mimics the stimulatory effect of R-spondin specifically on hepatocytes through targeting of asialoglycoprotein receptor 1, or ASGR1. Liver regeneration has been shown to be an important predictor and biomarker for disease severity, response to corticosteroids and patient survival in those with severe AH. We believe that the regenerative capacity that SZN-043 has shown in preclinical models will potentially improve the outcome of patients with severe AH. Figure 17 below describes the proposed mechanism of action of SZN-043.

Figure 17. In liver injury, SZN-043 amplifies the regenerative activity of endogenous Wnts by stabilizing their Fzd receptors on hepatocytes

Selective Wnt Pathway Activation

Similar to R-spondin, SZN-043 leads to an amplification of Wnt signaling by inhibiting internalization and degradation of Fzd. However, an important difference from R-spondin is that SZN-043 requires binding to ASGR1, a protein that is exclusively expressed on hepatocytes, for activity. A single dose of SZN-043 at 10 mg/kg led to the amplification of the Wnt signaling pathway, as measured by Axin2 expression, a common indicator of Wnt signaling activity, in mouse liver, but not in any of the other tissues analyzed. In a similar experiment, R-spondin at 10 mg/kg led to Wnt pathway activation in multiple tissues including liver, lung, stomach, intestines, and pancreas, as can be seen in Figure 18 below.

Figure 18. R-spondin (R-spo2) significantly increased Axin2 expression in many tissues, whereas SZN-043 only increases Axin2 expression in the liver. (* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001)

Hepatocyte Proliferation

Mice treated with a single dose of SZN-043 had significantly increased proliferation of hepatocytes at 48 hours as measured by Ki-67 expression (green signal in Figure 19 below), a nuclear protein that is associated with, and used as, a cellular marker of proliferation. Treatment with SZN-043 led to an increased number of hepatocytes that express hepatocyte nuclear factor 4α, or HNF4α (red signal in Figure 19, below), a master regulator of hepatic differentiation that is critical to the regulation of liver differentiation and development. In Figure 19, a yellow signal results from the merging of a green and red signal, indicating that the proliferating cells are hepatocytes.

Figure 19. SZN-043 led to increased proliferation and differentiation of hepatocytes in mice

* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001

Functional Improvement

High levels of ammonia in the blood, a condition known as hyperammonemia, is believed to contribute to the pathogenesis of hepatic encephalopathy and a sign of severe liver disease. Ammonia levels have been shown to predict mortality in patients with acute hepatitis. Acute liver failure patients who have decreased ammonia levels have improved survival. Measurement of ammonia levels is a standard clinical test used to screen for liver function and follow progression of liver disease.

Elevated ammonia levels are also observed in a mouse model of AH. In this model, AH is induced by seven weeks of a binge ethanol diet. After seven weeks, the ethanol diet is suspended, and liver injury is assessed. Treatment with SNZ-043 significantly lowered ammonia levels in this model by day three, as shown in Figure 20.

Figure 20. SZN-043 treatment significantly reduced ammonia levels in an alcoholic hepatitis mouse model.

* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001

Aspartate transaminase, or AST, and alanine aminotransferase, or ALT, are liver enzymes that are clinically measured to assess the degree of liver damage. A high ratio of AST to ALT is interpreted as a measure of the severity of AH. In this mouse AH model, the AST:ALT ratio is found to also be elevated. SZN-043 treatment led to the significant reduction in the AST:ALT ratio compared to an inactive control antibody, as can be seen in Figure 21.

Figure 21. SZN-043 led to significant reduction in the AST:ALT ratio in an alcoholic hepatitis mouse model

* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001

SZN-043

We intend to initiate clinical testing of SZN-043 with a first in human trial in the third quarter of 2022 in healthy volunteers and in patients with mild liver cirrhosis classified as Child-Turcotte-Pugh, or CTP, a disease. The initial single ascending dose trial will assess pharmacokinetics, safety and tolerability, and will enable us to collect pharmacodynamic markers. We anticipate conducting a multiple dose escalation trial in patients with severe AH in 2023 with the primary endpoints of safety and pharmacokinetics and exploratory efficacy endpoints consisting of the Lille and MELD scores. The Lille model is a highly predictive measure of likelihood of death at three and six months calculated by taking into account patient age, renal insufficiency, albumin, prothrombin time, bilirubin, and evolution of bilirubin at day seven. The MELD score is a separate prognostic scoring system that is used to predict the three-month mortality due to liver disease based on laboratory parameters such as creatinine, bilirubin, and INR measurements. Based on our estimates of the prevalence of severe AH, we are exploring whether SZN-043 may qualify for orphan drug designation or fast track designation or both, which may accelerate its path towards potential regulatory approval.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field and other fields that are or may be important for the development of our business. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and our product candidates that are important to the development and implementation of our business.

Licensing Arrangements

Stanford License Agreements

In March 2016, we entered into a license agreement with Stanford University, or the 2016 Stanford Agreement, which was amended in July 2016, October 2016 and January 2021, pursuant to which we obtained a worldwide, exclusive, sublicensable license under certain patents, rights, or licensed patents and technology related to our engineered Wnt surrogate molecules to make, use, import, offer to sell and sell products that are claimed by the licensed patents or that use or incorporate such technology, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases. The 2016 Stanford Agreement covers two patent families and any patents that grant from these families are predicted to expire in 2035 and 2037, absent any patent term adjustments or extensions. In consideration for this license, we paid Stanford a nominal upfront fee and issued an aggregate of 42,451 shares of our common stock to Stanford, the University of Washington and two co-inventors of the licensed patents. In addition, we agreed to pay Stanford nominal annual license maintenance fees which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $0.9 million for the achievement of specified development and regulatory milestones, and an aggregate of up to $5.0 million for the achievement of specified sales milestones. Stanford is also entitled to receive royalties from us equal to a very low single digit percentage of our and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country basis, until the last-to-expire valid claim of a licensed patent covering a licensed product in the country of manufacture or sale. Additionally, we agreed to pay Stanford a sub-teen double digit percentage of certain consideration we receive as a result of granting sublicenses to the licensed patents and, if we are acquired, a one-time change of control fee in the low six figures. Stanford retains the right under the 2016 Stanford Agreement, on behalf of itself, Stanford Hospital and Clinics, the University of Washington and all other non-profit research institutions, to practice the licensed patents and technology for any non-profit purpose. The licensed patents and technology are additionally subject to a non-exclusive, irrevocable, worldwide license held by the Howard Hughes Medical Institute to practice the licensed patents and technology for its research purposes, but with no right to assign or sublicense.

In June 2018, we entered into another license agreement with Stanford, or the 2018 Stanford Agreement, pursuant to which we obtained from Stanford, a worldwide, exclusive, sublicensable license under certain patent rights related to our surrogate R-spondin proteins, or licensed patents, to make, use, import, offer to sell and sell products that are claimed by the licensed patents, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases, or the exclusive field. The 2018 Stanford Agreement covers one patent family, and any patents that grant from this family are predicted to expire in 2038, absent any patent term adjustment or extension. Additionally, Stanford granted us a worldwide, non-exclusive, sublicensable license under the licensed patents to make and use licensed products for research and development purposes in furtherance of the exclusive field and a worldwide, non-exclusive license to make, use and import, but not to offer to sell or sell, licensed products in any other field of use. In consideration of these licenses, we paid Stanford a nominal upfront fee. We also agreed to pay Stanford nominal annual license maintenance fees which are creditable against earned royalties owed to Stanford for the same year, and an aggregate of up to $0.425 million for the achievement of specified development and regulatory milestones. Stanford is also entitled to receive royalties from us equal to a sub-single digit percentage of our and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country basis, until the last-to-expire valid claim of a licensed patent covering a licensed product in the country of manufacture or sale. Additionally, we agreed to pay Stanford a one-time payment in the low six figures for each sublicense of the licensed patents that we grant to a third party and, if we are acquired, a one-time nominal change of control fee. Stanford retains the right under the 2018 Stanford Agreement, on behalf of itself, Stanford Health Care, Lucile Packard Children’s Hospital at Stanford, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose. The licensed patents are additionally subject to a non-exclusive, irrevocable, worldwide license held by the Howard Hughes Medical Institute to exercise any intellectual property rights with respect to the licensed patents for research purposes, including the right to sublicense to non-profit and governmental entities but with no other rights to assign or sublicense.

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

UCSF License and Option Agreements

In September and October 2016, we entered into two license and option agreements with UCSF, or the UCSF Agreements, pursuant to which we obtained exclusive licenses from UCSF for internal research and antibody discovery purposes and an option to negotiate with UCSF to obtain an exclusive license under UCSF’s rights in the applicable library to make, use, sell, offer for sale and import products incorporating antibodies identified or resulting from our use of such library, or licensed products. Our SZN-1326 candidate comprises a VHH domain isolated from the licensed UCSF single domain antibody library. In consideration for the license and option rights under each UCSF Agreement, we paid UCSF a nominal option issue fee and agreed to pay UCSF a nominal annual option maintenance fee.

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

Distributed Bio Subscription Agreement

In September 2016, we entered into, and in January 2019 we amended, an antibody library subscription agreement with Distributed Bio, Inc., or Distributed Bio (Distributed Bio has since been acquired by Charles River Laboratories International, Inc.). In this antibody library subscription agreement, or the Distributed Bio Agreement, we obtained from Distributed Bio a non-exclusive license to use Distributed Bio’s antibody library to identify antibodies directed to an unlimited number of our proprietary targets and to make, use, sell, offer for sale, import and exploit products incorporating the antibodies that we identify, or licensed products. Our SZN-1326 candidate incorporates a binding component isolated from the Distributed Bio antibody library. In consideration for the rights granted to us under the Distributed Bio Agreement, we paid Distributed Bio a nominal upfront fee and an additional nominal fee upon entering into the amendment. We agreed to pay Distributed Bio an annual fee in the low six figures after the first three years. Additionally, we agreed to pay Distributed Bio an aggregate of $5.9 million for each licensed product that achieves specified development, regulatory and commercial milestones and royalties equal to a very low single digit percentage of our and our sublicensees’ net sales of licensed products. Our obligation to pay royalties will end for each licensed product ten years after its first commercial sale.

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

Patents and Other Proprietary Rights

As of December 31, 2021, our owned and in-licensed patent portfolio consisted of 22 pending patent application families, including 15 families that have entered national phase in the United States and other countries, two families with pending Patent Cooperation Treaty, or PCT, applications, and five families with pending U.S. provisional applications. These patent applications are directed to, for example, the SWAP™ and SWEETS™ platforms, the parental constructs of our two lead product candidate molecules, the lead product candidate molecules, SZN-043 and SZN-1326, as well as methods of treating disorders of the liver, intestine, retina, inner ear, cornea, lacrimal gland, and kidney.

SWAP Platform Technology

As of December 31, 2021, we solely own or exclusively license 18 patent families related to our SWAP platform. These patent families are directed to compositions of matter and methods of use, and relate to Wnt mimetics that bind to both a FZD receptor and an LRP receptor, and binding domains and uses thereof. Any patents that issue from these patent families are predicted to expire between 2035 and 2042 absent any patent term adjustment or extension.

We have exclusively licensed two patent families from The Board of Trustees of the Leland Stanford Junior University, or Stanford, related to our SWAP platform. One patent family related to the SWAP platform and SZN-1326, has been allowed or granted in Australia, Japan and the United States and is pending in the United States, Australia, Canada, Europe and Japan, and any patents that grant from this patent family are predicted to expire in 2035 absent any patent term adjustment or extension. The other patent family is pending in the United States, and any patents that grant from this patent family are predicted to expire in 2037 absent any patent term adjustment or extension.

Our exclusively owned patent families related to our SWAP platform include five patent families related to compositions of matter and/or methods of use relevant to SZN-1326. Two of these patent families are filed in the United States, Australia, Canada, China, Europe, Hong Kong and Japan, and any patents that grant from these patent families are predicted to expire in 2038 absent any patent term adjustment or extension. One is filed in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Japan, and any patents that grant from these patent families are predicted to expire in 2038 absent any patent term adjustment or extension. Another is is filed in the United States, Australia, Canada, China, Europe, India, Japan, and Korea, and any patents that grant from national stage applications resulting from this PCT application are predicted to expire in 2040 absent any patent term adjustment or extension. Another is a provisional application, and any patents that grant from applications claiming priority to this provisional application are predicted to expire in 2042. Other exclusively owned patent families related to the SWAP program are directed to compositions of matter and/or methods of use relevant to potential future product candidates. They include: one patent family filed in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Japan; two patent families filed in the United States, Australia, Canada, Europe, and Japan; two pending PCT applications; and four provisional applications. And any patents that grant from these patent families are predicted to expire between 2039 and 2042 absent any patent term adjustment or extension.

SWEETS Platform Technology

As of December 31, 2021, we solely own or exclusively license four patent families related to our SWEETS platform. These patent families are directed to compositions of matter and methods of use of SWEETS molecules, and relate to tissue-specific R-spondin mimetics and binding domains and uses thereof. Any patents that grant from these patent families are predicted to expire between 2038 and 2041 absent any patent term adjustment or extension.

We have exclusively licensed one patent family from Stanford related to our SWEETS platform. This patent family is filed in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Japan, and any patents that grant from this patent family are predicted to expire in 2038 absent any patent term adjustment or extension.

Our solely owned patent families related to our SWEETS platform include two patent families related to compositions of matter and/or methods of use relevant to SZN-043. One of these patent families has been filed in the United States, Australia, Canada, China, Europe, Hong, Kong, India, and Japan, and any patents that grant from these patent families are predicted to expire in 2038 absent any patent term adjustment or extension. The other patent family directed to SZN-043 composition of matter and methods of use is a PCT patent application, and any patents that grant from national stage applications resulting from this PCT application are predicted to expire in 2041 absent any patent term adjustment or extension. We plan on filing additional applications on any improvements or modifications of SZN-043 and methods of use thereof.

The actual term of any patent that may issue from the above-described patent applications claiming one of our product candidates could be longer than described above due to patent term adjustment or patent term extension, if available, or shorter if we are required to file terminal disclaimers. The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, we may rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses, or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future product candidates may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For more information, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We face potential competition from many different sources, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing, and commercialization of therapies aimed at treating autoimmune, inflammatory, metabolic, and other diseases. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.

The key competitive factors affecting the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the level of competition and the availability of coverage and adequate reimbursement from third-party payors. If any of our product candidates are approved and successfully commercialized, it is likely that we will face increased competition as a result of other companies pursuing development of products to address similar diseases.

With respect to SZN-1326, there are no FDA-approved therapeutics targeted towards the Wnt signaling pathway for the treatment of IBD. There are currently oral and biologic therapeutics approved for the treatment of IBD marketed by Johnson & Johnson, Amgen Inc., Abbvie Inc., Takeda, Bristol Myers Squibb and Pfizer Inc., in addition to other major pharmaceutical companies, against which our product candidate may compete, if approved. In addition, we are aware of product candidates under development targeting epithelial barrier repair for the treatment of IBD, including an IL-22 agonist program from Roche Holding AG (RG7880) in phase 2 trials, from Applied Molecular Transport (AMT-126) in phase 1 and from Abbvie (ABBV-022) also in phase 1. Other epithelial barrier repair programs include IMU-856 by Immunic, a small molecule inhibitor of a transcription regulatory factor involved in epithelial barrier repair, in phase 1; TP-317 by Thetis Pharmaceuticals, an oral therapeutic designed to deliver Resolvin E1 to the gastrointestinal tract, in phase 1; and GB-004 by Gossamer Bio, a small molecule stabilizer of HIF1α, in phase 2.

We are aware of product candidates under development for AH and liver failure. Durect Corp is investigating DUR-928 in a phase 2/3 clinical trial and Akaza Bioscience is investigating resatorvid in a phase 2 clinical trial.

With respect to our earlier stage research programs, we are aware of one FDA-approved treatment targeting the Wnt pathway. Evenity (romosozumab) is a humanized monoclonal antibody targeting sclerostin and currently marketed by Amgen Inc. and UCB for postmenopausal osteoporosis. Ankasa Regenerative Therapeeutics, Inc. is developing a liposomal formulation of recombinant human Wnt3A protein, that is applied ex vivo, to harvested autologous bone grafts (autograft) to enhance the osteogenic properties of the autograft prior to reimplantation in orthopedic surgeries. Frequency Therapeutics is developing a therapeutic product focused on the underlying cause of sensorineural hearing loss by activating progenitor cells to regenerate hair cells. AntlerA Therapeutics is a preclinical stage company developing Wnt antibody-like molecules (ANTs) that activate specific Fzd receptor complexes and are designed to control tissue stem cells and promote tissue repair and rejuvenation.

For additional information on the competitive risks we face, please see the section of this Report titled “Risk Factors—Risks Related to Our Business—We face competition from entities that have developed or may develop product candidates for the treatment of the diseases that we may target...”

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological products, such as our product candidates and any future product candidates. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Regulatory Approval in the United States

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (FDCA) the Public Health Service Act (PHSA), and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with the FDA’s Good Laboratory Practice (GLP), requirements;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an institutional review board (IRB) or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice (GCP) requirements and other clinical trial-related regulations to establish the safety, purity and potency of the product candidate for each proposed indication;
•
preparation and submission to the FDA of a biologics license application (BLA), after completion of all clinical trials;
•
payment of any user fees for FDA review of the BLA;
•
a determination by the FDA within 60 days of its receipt of a BLA to accept the application for review;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biologic, or components thereof, will be produced to assess compliance with current cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
•
satisfactory completion of any potential FDA audits of the clinical trial sites that generated the data in support of the BLA to assure compliance with GCPs and integrity of the clinical data; and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical Studies

Before testing any biological product candidates in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated in the trial. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, clinical trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Disclosure of the results of these clinical trials can be delayed in certain circumstances.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well- designed and well-conducted foreign clinical trial not conducted under an IND if the clinical trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

For purposes of BLA submission and approval, clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, which may overlap or be combined:

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the safety, dosage tolerance, absorption, metabolism and distribution of the product candidate in humans, the side effects associated with increasing doses, and, if possible, early evidence of effectiveness.
•
Phase 2 clinical trials generally involve studies conducted in a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide statistically significant evidence of clinical efficacy of the product for its intended use, further evaluate its safety and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the biologic.

Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biologic does not undergo unacceptable deterioration over their shelf life.

FDA Review Processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

The cost of preparing and submitting a BLA is substantial. Under the PDUFA, each BLA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved BLA is also subject to an annual program fee.

The FDA reviews a submitted BLA to determine if it is substantially complete before the FDA accepts it for filing and may request additional information from the sponsor. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. In this event, the BLA must be resubmitted with any additional information requested. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Under the goals agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process can be extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether such facilities comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

The FDA also may audit data from clinical trials to ensure compliance with GCP requirements and the integrity of the data supporting safety, purity, and potency of the product candidate. Additionally, the FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it generally considers such recommendations carefully when making decisions on approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product is produced, it will issue either an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the BLA and may require additional clinical data, additional pivotal clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing in order for FDA to reconsider the application. If a CRL is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. The FDA has committed to reviewing such resubmissions in two or six months from receipt, depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may require a REMS to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use. A REMS can include medication guides, communication plans for healthcare professionals and elements to assure a product’s safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for this type of disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation on its own does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Among the benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee. In addition, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication. In the latter case, because healthcare professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite another product’s orphan exclusivity.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. For example, fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and where preclinical or clinical data demonstrate the potential to address unmet medical needs for the disease condition. Fast track designation applies to combination of the product and the specific indication for which it is being studied. The sponsor of a biological product candidate can request the FDA to designate the candidate for a specific indication for fast track status concurrent with, or after, the submission of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Breakthrough therapy designation may be granted for products that are intended, alone or in combination with one or more other products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a breakthrough therapy concurrent with, or after, the submission of the IND for the biologic candidate. The FDA must determine if the biological product qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical studies in an efficient manner. The designation also includes all of the fast track program features, including eligibility for rolling review of BLA submissions if the relevant criteria are met.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Accelerated approval may be granted for products that are intended to treat a serious or life-threatening condition and that generally provide a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval, but may expedite the development or approval process.

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the

FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Pediatric Information

Under the Pediatric Research Equity Act (PREA), BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA generally does not apply to any biological product for an indication for which orphan designation has been granted. PREA applies to BLAs for orphan-designated biologics if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.

The Best Pharmaceuticals for Children Act (BPCA) provides a six-month extension of any exclusivity—patent or non-patent—for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. Once a BLA is approved, a product will be subject to certain additional post-approval requirements.

The FDA also may require post-marketing testing, known as Phase 4 testing, may impose a REMS and/or post-market surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Manufacturers are subject to periodic unannounced inspections by the FDA, including those focused on manufacturing facilities to assess compliance with cGMPs. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;
•
fines, warning or other enforcement-related letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;

•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called The Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA an application for a biosimilar or interchangeable product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

International Regulation

In addition to regulations in the United States, a variety of foreign regulations govern clinical trials, commercial sales and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA approval.

Other Healthcare Laws and Regulations and Legislative Reform

Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our operations, including any arrangements with healthcare providers, physicians, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Our current and future operations are subject to regulation by various federal, state, and local authorities in addition to the FDA, including but not limited to CMS, HHS (including the Office of Inspector General, Office for Civil Rights and the Health Resources and Services Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. The healthcare laws that may affect our ability to operate include, but are not limited to:

•
The federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
Federal civil and criminal false claims laws, such as the False Claims Act, which can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Drug manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. For example, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•
The Health Insurance Portability and Accountability Act, or HIPAA, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, which impose privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
Federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
The federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•
Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;

•
State and foreign laws that are analogous to each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers, and state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and
•
State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers; state laws that require the reporting of marketing expenditures or drug pricing, including information pertaining to and justifying price increases; state and local laws that require the registration of pharmaceutical sales representatives; state laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; state laws that require the posting of information relating to clinical trials and their outcomes; and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

If our operations are found to be in violation of any of these laws or any other current or future healthcare laws that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Legislative Reform

We operate in a highly regulated industry, and new laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, related to healthcare availability, the method of delivery and payment for healthcare products and services could negatively affect our business, financial condition and prospects. There is significant interest in promoting healthcare reforms, and it is likely that federal and state legislatures within the United States and the governments of other countries will continue to consider changes to existing healthcare legislation.

For example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In 2010, the U.S. Congress enacted the Affordable Care Act, which included changes to the coverage and reimbursement of drug products under government healthcare programs such as:

•
increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program;
•
established a branded prescription drug fee that pharmaceutical manufacturers of certain branded prescription drugs must pay to the federal government;
•
expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program;
•
established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70%, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•
extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•
created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;
•
established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•
established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and
•
created a licensure framework for follow-on biologic products.

There remain judicial and congressional challenges to certain aspects of the Affordable Care Act. It is unclear how efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects.

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. If government spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels, which may impact the ability of relevant agencies to timely review and approve research and development, manufacturing and marketing activities, which may delay our ability to develop, market and sell any product candidates we may develop. Moreover, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. We expect that additional state and federal healthcare reform measures will be adopted in the future.

Employees and Human Capital Resources

Our Employees

As of December 31, 2021, we had 83 full-time employees, with 60 in research and development and 23 in general and administrative functions. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Despite the competitive recruiting landscape and additional challenges the COVID-19 pandemic presented, in 2021 we hired 28 new full-time employees. We believe our total compensation package helps us attract and retain our employees. We offer our employees flexible benefits to meet the individual health and wellness needs of our employees, including competitive pay, equity grants, medical benefits, leave programs, and a 401(k) savings plan.

Our human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Strategic Talent and Culture Vision

We are committed to being a great place to work for enterprising pioneers. We embody these shared values or principles in our work and daily interactions: collaborate, lead, innovate, motivate, and be brave, open and nurturing. These core principles are incorporated in all our people practices including hiring, performance management, and career development. We strive to foster an environment for our employees where:

•
we bravely explore and innovate together, with passion for the work and honesty towards each other;
•
flexibility in skills, resilience, and adaptability to change are valued;

•
diversity, equity, and inclusion are embraced, and everyone makes a difference;

•
the workplace is fun, supportive and rewarding; and

•
patients are at the heart of what we do.

We know how much culture matters to the quality of our work experience, so we are committed to do all we can to strengthen our culture. Our inclusive and pioneering culture creates a sense of belonging, impact, adventure and fun. Our values are not just words on the wall.

Leadership is something that we promote at all levels, encouraging employees to expand their comfort zones through team adventures and enthusiastically celebrate our accomplishments together. Through Surrozen Leadership Academy, we provide training to all employees on various leadership topics that support the long-term growth of the organization.

Employee Engagement

Our engagement strategy focuses on creating a workplace that is reflective of our core values.
We believe that strong employee engagement helps enable higher retention and better business performance.

Employee feedback is gathered through regular conversations with our employees, managers, and through engagement surveys. Feedback informs and shapes our future employee-focused initiatives. Feedback has been incorporated into changes in our compensation, benefits, employee development programs and other culture programs.

Diversity, Equity, and Inclusion

We believe a diverse workforce and culture of inclusion is essential. To that end, we recently formed IDEA, a committee focused on diversity, equity, and inclusion. The committee is committed to making Surrozen a safe space for all employees, where everyone can voice their opinions without fear.

IDEA’s mission is for everyone to feel they belong at Surrozen, and that they are acknowledged, appreciated, and given opportunities for development. IDEA is committed to raising awareness, spotlighting cultural and heritage events, and celebrating all our multi-faceted backgrounds.

As of December 31, 2021, 48% of all employees were female, and 41% or our managerial employees were female.

Employee Wellness and Safety

It is our goal to provide a safe and healthy workplace for all employees and to eliminate occupational injuries and illnesses. Every employee is obligated to always comply with the requirements of our Injury and Illness Prevention Program. In addition, we provide information to employees about workplace safety and health issues through bulletin board postings, memos, training, and online or other written communications. All employees and managers complete workplace harassment and sexual harassment training that includes details on how to report any violation of these policies.

During the COVID-19 pandemic, we have taken caution and adhered to local safety guidelines. We have also created policies and practices to ensure the safety of employees within the office, including increasing cleaning procedures, encouraging employees who are able to work from home to do so and implementing mask mandates, social distancing, and additional safety measures as appropriate. We require all U.S. employees to be vaccinated, boosted, and provide optional PCR based testing on a weekly basis for all on-site employees. For any employee who contracts COVID-19, we provide full pay for their entire recovery and quarantine time, regardless of the guidelines of their home country. We provide sick leave for any affected employee at 100% of their salary or average hourly wages.

In general, we support a flexible workforce. We offer a variety of work arrangements including remote working, hybrid (virtual and on-site) and completely on-site.

As an additional benefit for all employees, we provide flu shots for our employees and their families.

Code of Conduct

We are committed to maintaining the highest standards of business conduct and ethics. Our Code of Business Conduct and Ethics reflects the business practices and principles of behavior that support this commitment. We expect every employee, officer and director to read and understand our Code of Business Conduct and Ethics and its application to the performance of his or her business responsibilities.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Report, including our consolidated financial statements and related notes included elsewhere in this Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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
•
If any current or future product candidate begins clinical trials or receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidate could be compromised.
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
•
We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
•
Our business, operations and clinical development plans and timelines could be adversely affected by the effects of the conflict between Russia and Ukraine, health epidemics, including the ongoing COVID-19 pandemic, natural disasters and other events on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom it conducts business, including contract manufacturers, CROs, shippers and others.
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
•
A few stockholders, including one of our directors, may control the voting rights with respect to a large number of shares of our common stock. They could exercise their voting power in a manner that adversely affects the Company or our stockholders.

Risks Related to Our Business

We are a preclinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a preclinical stage biopharmaceutical company with a history of losses. Since its inception, we have devoted substantially all of its resources to research and development, preclinical studies, building its management team and building its intellectual property portfolio, and has incurred significant operating losses. Substantially all of our losses have resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

SZN-1326 and SZN-043 are in preclinical development and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. Although we anticipate initiating a Phase 1 clinical trial of SZN-1326 in healthy volunteers in the third quarter of 2022 and initiating a Phase 1 clinical trial of SZN-043 in healthy volunteers and in patients with impaired liver function in the third quarter of 2022, there is no guarantee that we will be able to proceed with clinical development of either of these product candidates or that either product candidate will demonstrate a clinical benefit once we advance these candidates to testing in patients. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by preclinical stage biopharmaceutical companies such as us.

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
•
delays as a result of the COVID-19 pandemic or events associated with the pandemic;
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

A key element of our strategy is to use and expand our Wnt therapeutics platform to discover and develop a portfolio of Wnt product candidates that can facilitate the repair and/or regeneration of damaged tissue for patients suffering from a variety of severe diseases. Although our research and development efforts to date have resulted in the discovery and development of SZN-1326, SZN-043 and other potential product candidates, our current product candidates may not be safe or effective therapeutics and we may not be able to develop any successful product candidates. Our platform is evolving and may not reach a state at which building a pipeline of product candidates is possible. Even if we are successful in building its pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.

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
•
competitors may develop alternatives that render its investigational medicines obsolete;
•
investigational medicines it develops may nevertheless be covered by third parties’ patents or other exclusive rights;
•
an investigational medicine may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•
it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting its ability to develop, diversify and expand our product portfolio;
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

•
the timing of its receipt of any marketing and commercialization approvals;
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
•
the success of its physician education programs;
•
the availability of coverage and adequate government and third-party payor reimbursement;
•
the pricing of our products, particularly as compared to alternative treatments; and
•
availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

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

Undesirable side effects caused by SZN-1326, SZN-043 or any potential future product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for SZN-1326, SZN-043, or any other product candidate, it is likely that there will be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, certain researchers have noted that therapeutics targeting the Wnt pathway may lead to tumor formation or proliferation as a result of the downstream impacts of Wnt signaling. To date, we have not observed any such tumor formation with SZN-1326 or SZN-043 in our preclinical toxicology studies, but there can be no guarantee that our current or future product candidates will not result in tumor formation. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

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
•
our reputation may suffer.

We will need substantial additional funds to advance development of product candidates and our Wnt therapeutics platform, but sufficient funds may not be available when needed, or on terms favorable to us, due to various market conditions and factors, causing us to delay, limit or eliminate the development and commercialization of our product candidates.

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

To date, we have primarily financed our operations through the sale of equity securities. Until such time as we can generate sufficient revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions. In February 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of our common stock from time to time over a 36-month period, subject to certain conditions and limitations. We may not be able to receive any or all of the funds from Lincoln Park because of the limitations, restrictions, requirements, events of default and other provisions contained in the purchase agreement that could limit our ability to cause Lincoln Park to purchase our common stock. If our stock price drops, we also may not be able to sell shares to Lincoln Park at all or in amounts sufficient to obtain necessary financing.

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States, and worldwide resulting from the COVID-19 pandemic and the conflict between Russia and Ukraine. The overall impact of these events on our business may be significantly affected by the actions of U.S. and foreign governments to slow the spread of COVID-19 and to impose sanctions on Russia. These events and actions could result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive.

If we are unable to raise additional capital in sufficient amounts, in a timely manner or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development of our product pipeline or other research and development initiatives. We also could be required to seek collaborators for our product pipeline and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product pipeline and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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
•
the timing and progress of the development of our Wnt therapeutics platform;
•
the price and pricing structure that we are able to obtain from our third-party contract manufacturers to manufacture our preclinical study and clinical trial materials and supplies;
•
the extent to which prices for supplies and materials increase due to inflationary pressures and labor market constraints;
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

If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be harmed, and we will need to significantly modify our operational plans. We may also have to liquidate assets, and the value we receive for any assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred significant operating losses to date and it is possible we may never generate a profit. We do not expect to realize revenue from product sales or royalties from licensed products for the foreseeable future, if at all, and unless and until our current and potential future product candidates are clinically tested, approved for commercialization and successfully marketed. We expect to continue to incur additional operating losses for the foreseeable future as we continue to develop our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

Any future equity or debt issuances or other financing transactions may have dilutive or adverse effects on our existing stockholders.

The terms of any financing, including our potential financing through Lincoln Park, may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common stock to decline. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our current and potential future product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we raise any additional capital through public or private equity or convertible debt offerings, including through any sales of common stock to Lincoln Park, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

From time to time, we consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. For example, we will evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies or hospitals. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our Wnt therapeutics platform. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase its near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.

We also may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that it believes will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we enter into may be on terms that are not optimal for us or our product candidates. These transactions would entail numerous operational and financial risks, including:

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

We rely on third-party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had it conducted them on its own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, this would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

Our reliance on these third parties for such drug development activities will reduce our control over these activities. As a result, we will have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon its own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, including good laboratory practice, or GLP, good clinical practice, or GCP and current good manufacturing practice, or cGMP, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency, or EMA, or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates FDA regulatory requirements as well as federal or state healthcare laws and regulations or healthcare privacy and security laws.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, or if these third parties need to be replaced, they will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in its efforts to, successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, its costs could increase and our ability to generate revenue could be delayed.

We and our collaborators may not achieve projected discovery and development milestones and other anticipated key events in the time frames that such collaborators announce, which could have an adverse impact on our business and could cause our stock price to decline.

From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies in our internal drug discovery programs as well as the commencement and completion of our planned clinical trials. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or any future collaborators’ drug discovery and development programs, the amount of time, effort and resources committed by us and any future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that we or any future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and the price of Common Stock could decline.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our current and potential future product candidates are based on new technologies and discovery approaches, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, because of the limited number of drug candidates that target the Wnt pathway, the FDA or other regulatory authorities may require us to perform additional testing before commencing clinical trials and be hesitant to allow us to enroll patients impacted with its targeted disease indications in its planned Phase 1 trials. If we are unable to enroll patients impacted by the targeted disease indications in our planned Phase 1 trials, we would be delayed in obtaining potential proof-of-concept data in humans, which could extend our development timelines. In addition, costs to treat patients and to treat potential side effects that may result from our product candidates may be significant. Accordingly, our clinical trial costs are likely to be high and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue clinical trials for our current or potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In particular, we are preparing to advance SZN-1326 into a Phase 1 clinical trial in healthy volunteers in the third quarter of 2022, and advance SZN-043 into a Phase 1 clinical trial in healthy volunteers and in patients with impaired liver function in the third quarter of 2022. We cannot predict how difficult it will be to enroll patients for trials in these populations. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•
factors we cannot control that may limit patients, principal investigators or staff or clinical site available, including restrictions related to the COVID-19 pandemic and the conflict between Russia and Ukraine.

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

If clinical trials for our product candidates are prolonged, delayed or stopped, we may be unable to seek or obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.

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

Historically engineered antibodies have been particularly difficult to manufacture and CMOs have limited experience in the manufacturing of antibodies to selectively activate Wnt signaling. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

We rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and supplies. We do not produce our product candidates in quantities sufficient for preclinical and clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of preclinical and future clinical development materials, including our source for the manufacture of SZN-1326 and SZN-043. Although our current contract manufacturer has multiple sites capable of producing our products (both drug substance and drug product), we cannot assure you that its preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply collaborators, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply collaborators, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and future clinical activities at commercially reasonable terms in the event that their services to us become interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply collaborators, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

Our third-party manufacturers may be unable to successfully scale manufacturing of SZN-1326, SZN-043 or potential future product candidates in sufficient quality and quantity, which would delay or prevent us from developing our current and future product candidates and, if approved, commercializing product candidates.

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

Our current operations are located in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure, cyberattack or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of its business operations. Natural disasters or pandemics such as the COVID-19 outbreak could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure its investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

If the market opportunities for our current and potential future product candidates, including SZN-1326 and SZN-043, are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

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

We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We had been a private company with limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with our preparation and the audit of our financial statements as of and for the year ended December 31, 2020, we and our independent registered public accounting firm identified a material weakness as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. The material weakness relates to a lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in application of generally accepted accounting principles in the United States (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) rules. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

This material weakness still remains and are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including hiring additional accounting personnel, obtaining advisory services from professional consultants with U.S. GAAP and SEC reporting experience in their industry, and expanding the capabilities of the existing accounting and financial personnel through continuous training and education in the accounting and reporting requirements under U.S. GAAP and the SEC rules and regulations. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that such measures will prevent or avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting because no such evaluation has been previously required. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and remediation. Testing internal controls may divert management’s attention from other matters that are important to our business.

Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which its controls are documented, designed, operated or reviewed. However, our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) until the filing of our annual report following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. Accordingly, you may not be able to depend on any attestation concerning our internal control over financial reporting from its independent registered public accountants for the foreseeable future.

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

Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under current law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under current law, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The extent to which state income tax law will conform to federal law is uncertain. As of December 31, 2021, we had NOLs of approximately $133.9 million and $53.0 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. NOLs generated after 2018 for federal tax reporting purposes of $121.5 million have an indefinite carryforward period. The remaining federal and all state NOLs begin expiring in 2036.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have determined that we likely had an ownership change in September 2020. As a result of the annual limitations caused by the ownership changes, it was estimated that approximately $1.3 million of federal tax credit and $24.7 million of California NOL will expire unutilized for income tax purposes, and such amounts are excluded from the carryforward balances of December 31, 2021. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, and some of which are outside our control. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

The implementation of a new accounting system could interfere with our business and operations.

We are in the process of implementing a new accounting system. The implementation of new systems and enhancements may be disruptive to our business and can be time-consuming and divert management’s attention. Any disruptions relating to our systems or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report its financial performance on a timely basis during the implementation period, could materially and adversely affect our business and operations.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.

Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Craig Parker, its President and Chief Executive Officer, Trudy Vanhove, our Chief Medical Officer, Wen-Chen Yeh, our Chief Scientific Officer, and Charles Williams, our Chief Financial Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of the executive team, management team or other key employees or advisors could delay research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We may also experience difficulties in the discovery and development of potential future product candidates using its Wnt therapeutics platform if we are unable to meet demand as it grows our operations. In the future, we also expect to have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures and secure adequate facilities for operational needs. We may not be able to implement improvements to management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If any of our product candidates is approved for marketing and commercialization in the future and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.

We currently have no sales, marketing or distribution capabilities or experience. We will need to develop internal sales, marketing and distribution capabilities to commercialize each current and potential future product candidate that gains, if ever, FDA or other regulatory authority approval, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market any approved products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market any approved products or decide to co-promote products with third parties, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we can make no assurances that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for any approved product. If we are not successful in commercializing any product approved in the future, either on its own or through third parties, our business and results of operations could be materially and adversely affected.

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
•
natural disasters, political and economic instability, wars (including the conflict between Russia and Ukraine), terrorism, political unrest, outbreak of disease (including the COVID-19 pandemic), boycotts, trade wars and other significant events;
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

We and any potential future collaborators, partners or service providers may be subject to federal, state and foreign data protection laws, regulations and regulatory guidance, the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or contractual obligations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, such as HIPAA, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of any future potential collaborators or service providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to civil or criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, or if we otherwise violate applicable privacy and data security laws.

International data protection laws, including the EU’s General Data Protection Regulation (“GDPR”), may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the EU, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous requirements for the collection, use and disclosure of personal information, including stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information.

In addition, the GDPR includes restrictions on cross-border data transfers. A recent decision by the Court of Justice of the European Union (the “Schrems II ruling”), has invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR’s cross-border data transfer restrictions, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner has opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. The United Kingdom, or UK, whose data protection laws are similar to those of the EU, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal information from the UK to the U.S. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs. Given that, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law, which may increase Our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit the transfer of EU personal data outside of the EU (including clinical trial data), and may adversely impact Our operations, product development, and ability to provide our products.

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

In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act (the “CCPA”), on June 28, 2018, which took effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and can include any of Our current or future employees who may be California residents) and provide such residents new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements. As we expand our operations and trials (both preclinical and clinical), the CCPA may increase compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. In November 2020, California passed the California Privacy Rights Act (the “CPRA”), which amends and expands the CCPA. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA has created additional uncertainty and may increase our cost of compliance. Other states are beginning to pass similar laws.

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

We depend on sophisticated information technology systems and data processing to operate its business. If we experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of its proprietary or confidential data, employee data or personal data, we may face costs, significant liabilities, harm to its brand and business disruption.

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

Our research, development and manufacturing involves the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in its facilities that are required for research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing of these materials in its facilities comply with the relevant guidelines of the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover ourselves for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Although we have some environmental liability insurance covering certain facilities, we may not maintain adequate insurance for all environmental liability or toxic tort claims that may be asserted against us in connection with the storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our business, operations and clinical development plans could be adversely affected by health epidemics, and may continue to be affected by the ongoing COVID-19 pandemic. Health epidemics and the COVID-19 pandemic may adversely affect our future manufacturing, clinical trial and other business activities, whether performed by us or by third parties with whom we conduct business, including contract manufacturers, CROs, shippers and others.

Health epidemics could cause significant disruption in our operations and the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic and government measures taken in response have had a significant impact on businesses and commerce worldwide, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended across a variety of industries; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In connection with the COVID-19 pandemic, we implemented work-from-home policies for most employees. The effects of government orders and our work-from-home policies may negatively impact productivity, disrupt business and delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct its business in the ordinary course.

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic has resulted in significant volatility for global financial markets, resulting in economic uncertainty that could continue to significantly impact our business and operations and may reduce our ability to access capital, which could in the future negatively affect its liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. In addition, a recurrence or “second wave” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest.

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

The COVID-19 pandemic continues to evolve. Variants of COVID-19 have emerged and may continue to emerge, causing a resurgence in cases of COVID-19 and creating uncertainty about the duration of the COVID-19 pandemic. We do not yet know the full extent of potential delays or impacts on our business, future clinical trials, regulations, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we continue to monitor the COVID-19 pandemic closely. To the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows, financial condition and/or prospects, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

In the future, we may enter into agreements involving licenses or collaborations that provide for access or sharing of intellectual property. If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our current and future product candidates.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available. Even so, the life of a patent and the protection it affords are limited. As a result, our owned and in-licensed patent portfolio provide us with limited rights that may not last for a sufficient period of time to exclude others from commercializing product candidates similar or identical to us. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. For example, given the large amount of time required for the research, development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit its ability to contract with non-U.S. manufacturers.

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

Risks Related to Government Regulation

Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our product candidates SZN-1326 and SZN-043 are in preclinical development and their risk of failure is high. It is impossible to predict when or if our candidates or any potential future product candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies for SZN-1326 and SZN-043 and then conduct extensive clinical trials to demonstrate the safety, purity, and potency, or efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. We intend to initiate first-in-human trials of SZN-1326 and SZN-043 in the third quarter of 2022. We may experience delays in initiating or completing our clinical studies. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, will enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we expect to enter into agreements governing their committed activities, we may have limited influence over their actual performance.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of current or potential future product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of any of our current or potential future product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue from such product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our current or potential future product candidates.

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

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and other regulatory authorities. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in regulatory policy during the period of product development, clinical trials and FDA regulatory review in the United States and other jurisdictions. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

We may conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case its development plans will be delayed, which could materially harm its business.

We may choose to conduct one or more of our clinical trials for our product candidates outside the United States. For example, for our anticipated Phase 1 trials of SZN-1326 and SZN-043, we are evaluating conducting these trials outside the United States, including potentially in Australia, New Zealand and/or Europe. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless (i) those data are applicable to the U.S. population and U.S. medical practice; (ii) the studies were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comments on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of Our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction or permanently halt our development of our product candidates.

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

If we or our existing or potential future collaborators, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our product candidates and may harm our reputation.

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

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm its business.

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

Because our management will have flexibility in allocating the net proceeds from this offering, you may not agree with how we use them and the proceeds may not be invested successfully.

We currently expect to use the net proceeds to us from this offering to fund the development of SZN-1326 and SZN-043 through commencement of first in human trials and to fund our other ongoing research and discovery programs, as well as for working capital and other general corporate purposes. We may also use a portion of the net proceeds from this offering to in-license, acquire or invest in complementary businesses, technologies, products or assets. However, we have no current commitments or obligations to do so. Therefore, our management will have flexibility in allocating the net proceeds from this offering. Accordingly, you will be relying on the judgment of our management with regard to the allocation of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being allocated appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for our company.

We may issue additional shares of Common Stock or other equity securities without your approval, including pursuant to our employee stock plans and our agreement with Lincoln Park, and holders of warrants and options may chose to exercise their warrants and options requiring us to issue shares of Common Stock; all of these actions would dilute your ownership interest and may depress the market price of our Common Stock.

Significant additional capital will be needed in the future to continue our planned operations, including further development of our Wnt therapeutics platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock, including shares of common stock sold in this offering.

As of March 25, 2022, we had Warrants outstanding to purchase an aggregate of 7,217,974 shares of Common Stock and options outstanding which are or will be exercisable into 1,794,300 shares of Common Stock. In addition, pursuant to the 2021 Plan and the 2021 Employee Stock Purchase Plan, or ESPP, we may issue an aggregate of up to 6,921,434 shares of Common Stock for awards granted under the 2021 Plan to our employees, directors and consultants. Additionally, on January 1 of each year continuing through and including January 1, 2031, the number of shares of our common stock reserved for issuance under our 2021 Plan and the ESPP will automatically increase by 5% and 1%, respectively, of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

•
the relative voting strength of each previously outstanding Common Stock may be diminished; and
•
the market price of the Common Stock may decline.

Our officers, directors, and principal stockholders, acting as a group, could significantly influence corporate actions.

As of March 25, 2022, our officers and directors control 30.7 percent of our common stock, of which The Column Group (managed by one of our directors, Tim Kutzkey) controls 26.7 percent of our common stock. Acting together, they could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. Furthermore, Mitchell J. Blutt holds or shares voting control of 18.4% of our common stock, Baker Bros. Advisors LP controls 9.3% of our common stock, and The Regents of the University of California control 5.9% of our common stock. Combined, all of the foregoing stockholders control over 60% of our common stock, and acting together, they could determine the outcome of any matter requiring approval by a majority of stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may cause, prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.

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
•
a requirement that special meetings of stockholders, which our company is not obligated to call more than once per calendar year, be called only by the chairman of our board of directors, our chief executive officer, or our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors;
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

Our Common Stock and Public Warrants are currently listed on the Nasdaq. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because Common Stock and Public Warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

A significant portion of our total outstanding shares of Common Stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of Common Stock to drop significantly, even if our business is doing well.
Shares of our Common Stock that are currently restricted from immediate resale may be sold into the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Common Stock. We are unable to predict the effect that sales may have on the prevailing market price of Common Stock and Public Warrants.

To the extent our Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of Common Stock or adversely affect the market price of Common Stock.

There is no guarantee that the Warrants will be in the money, and they may expire worthless.

The exercise price for the Warrants is $11.50 per share of Common Stock. There is no guarantee that the Warrants will be in the money prior to their expiration, and as such, the Warrants may expire worthless.

We may amend the terms of the Public Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of your Public Warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.

Our Public Warrants are issued in registered form under a warrant agreement between the warrant agent and us ("Warrant Agreement"). The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to holders, thereby making such Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sales price of our Common Stock equals or exceeds $10 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you (a) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

In addition, we may redeem your Public Warrants after they become exercisable for a number of shares of Common Stock determined based on the redemption date and the fair market value of our Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Public Warrants are “out-of-the-money,” in which case, you would lose any potential embedded value from a subsequent increase in the value of our Common Stock had your Public Warrants remained outstanding.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in South San Francisco, California, pursuant to a lease that expires in 2025 and a sublease that expires in 2022. We believe that our current facilities are adequate to meet our ongoing needs and, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “SRZN” and “SRZNW”, respectively. Prior to the consummation of the Business Combination, Consonance’s Class A ordinary shares, units and warrants were listed on Nasdaq under the symbols “CHFW,” “CHFW.U” and “CHFW.W,” respectively.

Holders

As of March 25, 2022, there were 123 holders of record of our shares of Common Stock and 32 holders of record of our Public Warrants. These amounts do not include stockholders for whom shares are held in street name by banks, brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding our equity compensation plans is hereby incorporated by reference from Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information” of this Report.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We do not anticipate paying any dividends in the foreseeable future, and we currently intend to retain all available funds and any future earnings for use in the operation of our business, to finance the growth and development of our business and for future repayment of debt.

Future determinations as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered securities during the period covered by this Report other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, or this Report. This discussion includes both historical information and forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections titled “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Report.

Unless otherwise indicated, the terms “Surrozen,” “we,” “us,” or “our” refer to Surrozen Operating, Inc., or Legacy Surrozen, prior to its Business Combination with Consonance-HFW Acquisition Corp. and Surrozen, Inc., formerly known as Consonance-HFW Acquisition Corp., together with its consolidated subsidiaries after giving effect to the Business Combination.

Overview

We are discovering and developing biologic drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues. Building upon the seminal work of our founders and scientific advisors who discovered the Wnt gene and key regulators of the Wnt pathway, we have made breakthrough discoveries that we believe will overcome previous limitations in harnessing the potential of Wnt biology. These breakthroughs enable us to rapidly and flexibly design tissue-targeted therapeutics that modulate Wnt signaling. As a result of our discoveries, we are pioneering the selective activation of Wnt signaling, designing and engineering Wnt pathway mimetics, and advancing tissue-specific Wnt candidates. Our lead product candidates are multi-specific, antibody-based therapeutics that mimic the roles of naturally occurring Wnt or R-spondin proteins, which are involved in activation and enhancement of the Wnt pathway, respectively. Given Wnt signaling is essential in tissue maintenance and regeneration throughout the body, we have the potential to target a wide variety of severe diseases, including certain diseases that afflict the intestine, liver, retina, cornea, lung, kidney, cochlea, skin, pancreas and central nervous system. In each of these areas, we believe our approach has the potential to change the treatment paradigm for the disease and substantially impact patient outcomes. Our strategy is to exploit the full potential of Wnt signaling by identifying disease states responsive to Wnt modulation, design tissue-specific therapeutics, and advance candidates into clinical development in targeted indications with high unmet need. Our unique approach and platform technologies have led to the discovery and advancement of two lead product candidates. We are currently conducting preclinical studies and plan to initiate a Phase 1 clinical trial in the third quarter of 2022 for SZN-1326, our candidate in development for moderate to severe inflammatory bowel disease, or IBD, with ulcerative colitis, or UC, as our first proposed indication. Furthermore, we plan to initiate a Phase 1 clinical trial in the third quarter of 2022 for SZN-043, our candidate in development for severe alcoholic hepatitis, or AH. We expect to nominate additional lead candidates and advance them into the clinic in 2023 and beyond. In January 2022, we nominated SZN-413, as a development candidate for the treatment of retinal vascular -associated diseases, including wet age-related macular degeneration (AMD) and diabetic retinopathy.

The chart below represents a summary of our wholly owned product candidates:

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

Business Combination

On August 11, 2021, we consummated a business combination, or the Business Combination, pursuant to the business combination agreement, or the Business Combination Agreement, entered into on April 15, 2021 among Consonance-HFW Acquisition Corp., or Consonance, Perseverance Merger Sub Inc., a subsidiary of Consonance, or Merger Sub, and Surrozen, Inc., or Legacy Surrozen, a Delaware company incorporated on August 12, 2015. Upon closing of the Business Combination, Consonance became a Delaware corporation and was renamed to Surrozen, Inc., Legacy Surrozen was renamed to Surrozen Operating, Inc., and Merger Sub merged with and into Legacy Surrozen, with Legacy Surrozen as the surviving company and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Surrozen. The Business Combination was accounted for as a reverse recapitalization with Legacy Surrozen as the accounting acquirer and Consonance as the acquired company for accounting purposes. All historical financial information presented in the consolidated financial statements prior to the closing of the Business Combination represents the accounts of Legacy Surrozen at their historical cost as if Legacy Surrozen is the predecessor. The consolidated financial statements following the closing of the Business Combination reflect the results of the combined entity’s operations.

Immediately after the consummation of the Business Combination, certain investors subscribed for and purchased an aggregate of 12,020,000 units for a purchase price of $10.00 per unit through a private investment in public entity financing, or PIPE Financing. Each unit consists of one share of common stock and one-third of one redeemable warrant for one share of the common stock. In connection with the consummation of the Business Combination and PIPE Financing, we received cash consideration of $128.8 million, after deducting the transaction fees incurred by Consonance.

Pursuant to the Business Combination Agreement, upon the closing of the Business Combination, (i) each share of redeemable convertible preferred stock of Legacy Surrozen (on an as converted to common stock basis) and each share of common stock of Legacy Surrozen, whether vested or unvested, was converted into 0.175648535 shares of the Company’s common stock and (ii) each outstanding option to purchase common stock of Legacy Surrozen was converted into an option to purchase shares of the Company’s common stock based on an exchange ratio of 0.175648535, or the Exchange Ratio, with corresponding adjustments to the exercise price. All issued and outstanding common stock, preferred stock and stock awards of Legacy Surrozen and corresponding capital amounts contained in this Report for the periods presented prior to the closing of the Business Combination have been retroactively restated to reflect the conversion.

Key Trends, Opportunities and Uncertainties Affecting Results of Operations

Prior to the Business Combination, we financed our operations primarily with $133.1 million in net cash proceeds from private placements of Legacy Surrozen’s redeemable convertible preferred stock. We have incurred net losses in each year since inception.

During the years ended December 31, 2021 and 2020, we incurred net losses of $54.6 million and $32.7 million, respectively. During the years ended December 31, 2021 and 2020, we used $48.8 million and $29.1 million of cash in operations, respectively. As of December 31, 2021, we had an accumulated deficit of $142.6 million. We do not expect positive cash flows from operations for the foreseeable future.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $123.5 million. We estimate, based on our current operating plan, that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Report. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect.

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

We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time as we can generate sufficient revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions. In February 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of our common stock from time to time over a 36-month period, subject to certain conditions and limitations. There is no assurance that we will be able to receive any or all of the funds from Lincoln Park because of the limitations, restrictions, requirements, events of default and other provisions contained in the purchase agreement that could limit our ability to cause Lincoln Park to purchase our common stock. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States, and worldwide resulting from the COVID-19 pandemic and the actions taken to slow the spread of COVID-19, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development of our product pipeline or other research and development initiatives. We also could be required to seek collaborators for our product pipeline and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product pipeline and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor developments closely. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our preclinical development activities, planning for regulatory submissions and clinical trials, clinical research organizations, or CROs, third-party manufacturers, other third parties with whom we do business, and, if we obtain regulatory approval to commence dosing in humans, trial enrollment and trial sites.

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
•
per patient trial costs;
•
successful patient enrollment in, and the initiation of, clinical trials, as well as drop out or discontinuation rates, particularly in light of the lingering effects of the COVID-19 pandemic;
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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes results of operations for the periods presented (in thousands):

	Year Ended December 31,		$	%
	2021	2020	Change	Change
Operating expenses:
Research and development	$40,177	$25,684	$14,493	56%
General and administrative	14,214	7,123	7,091	100
Total operating expenses	54,391	32,807	21,584	66
Loss from operations	(54,391)	(32,807)	(21,584)	66
Interest income	72	91	(19)	(21)
Other expense, net	(329)	—	(329)	*
Net loss	$(54,648)	$(32,716)	$(21,932)	67

* Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (in thousands):

	Year Ended December 31,		$
	2021	2020	Change
External expenses (1)	$21,737	$11,967	$9,770

Internal costs:
Personnel expenses (including stock-based compensation)	12,267	8,985	3,282
Facilities and other expenses	6,173	4,732	1,441
Total research and development expenses	$40,177	$25,684	$14,493

(1)
In future periods when clinical trial expenses are incurred, external expenses will be broken out between our clinical programs and preclinical programs.

The increase of $14.5 million, or 56%, in research and development expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020, is due in part to the $9.8 million increase in external expenses as we continue to invest in research and development activities related to SZN-1326 and SZN-043, the $3.3 million increase in personnel-related expenses, including $0.3 million increase in stock-based compensation expense, as a result of a higher headcount to support continued investment in our product candidates and the increase of $1.4 million in the facility-related costs and other expenses is attributable to the increase in rent and corporate insurance.

General and Administrative Expenses

The increase of $7.1 million, or 100%, in general and administrative expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020, is primarily attributable to the $3.1 million increase in personnel-related expenses, including $1.4 million increase in stock-based compensation expense, due to an increase in headcount, the $3.1 million increase in professional service fees and consulting services to support the growth of our operations, the $0.4 million increase in facility-related costs and other expenses including rent and corporate insurance and the increase of $0.2 million in information technology costs to support our growth and operations as a public company.

Interest Income

The decrease of $19,000 in interest income for the year ended December 31, 2021, compared to the year ended December 31, 2020, is due to the decrease in interest rates on our money market funds and marketable securities.

Other Expense, Net

The increase of $0.3 million in other expense for the year ended December 31, 2021, compared to the year ended December 31, 2020, is related to the transaction costs of $0.4 million incurred in connection with the Business Combination which were allocated to the warrant liabilities assumed, offset by the gain on the change in fair value of warrant liabilities of $0.1 million, subsequent to the Business Combination.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred significant net operating losses and negative cash flows from operations. We have historically financed our operations primarily through private placements of redeemable convertible preferred stock. In connection with the Business Combination and PIPE Financing, we received the aggregate cash consideration of $128.8 million, after deducting the transaction fees incurred by Consonance. As of December 31, 2021, we had an accumulated deficit of $142.6 million. During the year ended December 31, 2021, we used $48.8 million in cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future because of additional costs and expenses related to our research and development activities, including increased expenses from pipeline advancement and advancement of our product candidates into and through clinical development and associated regulatory submissions, and increased general and administrative expenses as we scale our organization as a public company.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $123.5 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Report. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. Insufficient liquidity may require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval and commercialize SZN-1326 and SZN-043 or any future product candidates, and we do not know when, or if, that will occur. We will continue to require substantial additional capital to develop SZN-1326 and SZN-043 and fund operations for the foreseeable future. Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance SZN-1326 and SZN-043 into clinical development and regulatory approval. In addition, we will continue to incur additional costs associated with operating as a public company.

In February 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of our common stock from time to time over a 36-month period, subject to certain conditions and limitations. There is no assurance that we will be able to receive any or all of the funds from Lincoln Park because of the limitations, restrictions, requirements, events of default and other provisions contained in the purchase agreement that could limit our ability to cause Lincoln Park to purchase our common stock.

We expect that our cash, cash equivalents and marketable securities, will provide the capital needed to fund our operations in the short-term. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions as we do not expect sales of common stock to Lincoln Park to be sufficient to provide all necessary financing until we are able to generate revenue on our own. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, it may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

Our sales of common stock to Lincoln Park, and any future sales of equity securities, will cause our stockholders to experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others our rights to SZN-1326 and SZN-043 and any future product candidates or discovery programs in certain territories or indications that we would prefer to develop and commercialize ourselves.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020

Net cash used in operating activities	$(48,813)	$(29,099)
Net cash used in investing activities	(77,708)	(15,075)
Net cash provided by financing activities	124,630	50,052
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,891)	$5,878

Cash Used in Operating Activities

Cash used in operating activities of $48.8 million for the year ended December 31, 2021 was primarily due to the use of funds in our operations and the resulting net loss of $54.6 million and a net change of $0.2 million in our net operating assets and liabilities, partially offset by $6.0 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net increase in prepaid expenses, accounts payable and accrued and other liabilities.

Cash used in operating activities of $29.1 million for the year ended December 31, 2020 was primarily due to the use of funds in our operations and the resulting net loss of $32.7 million and a net change of $0.05 million in our net operating assets and liabilities, partially offset by $3.6 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net increase in prepaid expenses, accounts payable and accrued and other liabilities.

Cash Used in Investing Activities

Cash used in investing activities of $77.7 million for the year ended December 31, 2021 consisted primarily of $91.7 million of cash used for the purchase of marketable securities and $1.3 million of cash used for the purchase of property and equipment, partially offset by $15.3 million of proceeds from the sale and maturities of marketable securities.

Cash used in investing activities of $15.1 million for the year ended December 31, 2020 consisted primarily of $14.2 million of cash used for the purchase of marketable securities and $0.9 million of cash used for the purchase of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities of $124.6 million for the year ended December 31, 2021 consisted primarily of $124.2 million of net proceeds from the Business Combination and PIPE Financing and $0.4 million of proceeds from the exercise of options.

Cash provided by financing activities of $50.1 million for the year ended December 31, 2020 consisted primarily of net proceeds of $49.9 million from the issuance and sale of shares of our Series C redeemable convertible preferred stock.

Contractual Obligations and Commitments

As of December 31, 2021, we have lease obligations consisting of two operating leases for our operating facilities. The leases expire in June 2022 and in April 2025. Under the terms of our operating leases, we had lease obligations consisting of $8.9 million in payments through 2025 as of December 31, 2021.

We are party to license or subscription agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low single-digit percentages based on sales of licensed products. The payment obligations under the license agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

We enter into contracts in the normal course of business with third-party vendors for preclinical research studies, clinical trials, research supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development costs consist of external and internal expenses directly attributable to the conduct of research and development programs. The external expenses include the costs of services provided by outside contractors, clinical research organizations and contract manufacturing organizations. The internal expenses include the costs of salaries, bonus, payroll taxes, stock-based compensation, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, and the facility costs for laboratory space used for research and development activities, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services.

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

Accrued Research and Development Expense

We record accruals for estimated costs of research, preclinical, clinical and manufacturing development, within accrued expenses which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers. We accrue the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

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

Warrant Liabilities

In connection with the Business Combination, Legacy Surrozen, as the accounting acquirer, was deemed to assume 3,066,651 warrants held by Consonance’s stockholders, or the Public Warrants, and 144,666 warrants held by Consonance’s sponsor, or the Private Placement Warrants. In addition, certain investors subscribed for and purchased an aggregate of 12,020,000 units in the PIPE Financing, consisting of 12,020,000 shares of common stock and 4,006,657 warrants, or the PIPE Warrants.

We accounted for all outstanding warrants as liabilities and recorded at fair value. At the end of each reporting period, changes in fair value during the period are recognized in other expense, net within the consolidated statements of operations and comprehensive loss. The fair values of the Public Warrants and Private Placement Warrants were determined based on the listed trading price of Public Warrants. The fair value of the PIPE Warrants was initially recorded using a binomial lattice model. The significant unobservable input used in the fair value measurement of the PIPE Warrants was the expected volatility. The expected volatility was implied from the market price of the Public Warrants. A binomial lattice model methodology was also used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the PIPE Warrants. Given the adequate history of the market data of the Public Warrants as of December 31, 2021, the PIPE Warrants were remeasured at December 31, 2021 based on the listed trading price of the Public Warrants. We will continue to adjust the warrant liabilities for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

For the years ended December 31, 2021 and 2020, stock-based compensation expense was $2.3 million and $0.6 million, respectively. As of December 31, 2021, we had $7.8 million of total unrecognized stock-based compensation costs, which we expect to recognize over an estimated weighted-average period of 3.11 years. We expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards, or NOLs, in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. We completed an assessment of the available NOLs under Section 382 and determined that we underwent an ownership change in September 2020 and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code. As a result of the annual limitations caused by the ownership change, it was estimated that approximately $1.3 million of federal tax credit and $24.7 million of California NOL will expire unutilized for income tax purposes, and such amounts are excluded from the carryforward balances of December 31, 2021.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Report for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent they have been made, of their potential impact on our financial condition and results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

SURROZEN, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Surrozen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surrozen, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Francisco, California

March 28, 2022

SURROZEN, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$33,091	$34,982
Short-term marketable securities	68,760	14,200
Prepaid expenses and other current assets	3,338	1,042
Total current assets	105,189	50,224

Property and equipment, net	4,794	5,836
Operating lease right-of-use assets	4,582	5,556
Long-term marketable securities	21,655	—
Restricted cash	405	405
Other assets	549	39
Total assets	$137,174	$62,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,718	$1,776
Accrued and other liabilities	8,662	3,394
Lease liabilities, current portion	2,193	2,108
Total current liabilities	13,573	7,278

Lease liabilities, noncurrent portion	5,600	7,489
Warrant liabilities	8,301	—
Total liabilities	27,474	14,767

Commitments and contingencies (Note 6 and Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized as of December 31, 2021 and 2020; 35,034,431 and 18,256,628 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	2
Additional paid-in-capital	252,464	135,292
Accumulated other comprehensive loss	(119)	—
Accumulated deficit	(142,649)	(88,001)
Total stockholders’ equity	109,700	47,293
Total liabilities and stockholders’ equity	$137,174	$62,060

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$40,177	$25,684
General and administrative	14,214	7,123
Total operating expenses	54,391	32,807
Loss from operations	(54,391)	(32,807)
Interest income	72	91
Other expense, net	(329)	—
Net loss	(54,648)	(32,716)
Unrealized loss on marketable securities, net of tax	(119)	—
Comprehensive loss	$(54,767)	$(32,716)

Net loss per share attributable to common stockholders, basic and diluted	$(2.21)	$(2.05)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,689,339	15,972,348

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

	Redeemable convertible				Additional	Accumulated other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019, as previously reported	66,718,509	$83,211	8,178,290	$1	$1,459	$—	$(55,285)	$(53,825)
Retroactive application of recapitalization	(66,718,509)	(83,211)	4,977,197	—	83,211	—	—	83,211
Balance at December 31, 2019, after effect of Business Combination	—	—	13,155,487	1	84,670	—	(55,285)	29,386
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $114	—	—	5,018,525	1	49,885	—	—	49,886
Exercises of stock options	—	—	71,568	—	167	—	—	167
Reclassification to liability for early exercised stock options	—	—	—	—	(150)	—	—	(150)
Vesting of early exercised stock options	—	—	—	—	85	—	—	85
Repurchase of early exercised stock options	—	—	(1,393)	—	—	—	—	—
Restricted stock granted	—	—	17,564	—	—	—	—	—
Restricted stock forfeited	—	—	(5,123)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	635	—	—	635
Net loss	—	—	—	—	—	—	(32,716)	(32,716)
Balance at December 31, 2020, after effect of Business Combination	—	—	18,256,628	2	135,292	—	(88,001)	47,293
Issuance of common stock upon Business Combination and PIPE Financing, net of transaction costs and warrant liabilities	—	—	16,440,757	2	114,463	—	—	114,465
Exercises of stock options	—	—	161,447	—	411	—	—	411
Reclassification to liability for early exercised stock options	—	—	—	—	(225)	—	—	(225)
Vesting of early exercised stock options	—	—	—	—	207	—	—	207
Repurchase of early exercised stock options	—	—	(1,142)	—	—	—	—	—
Restricted stock granted	—	—	193,208	—	—	—	—	—
Restricted stock forfeited	—	—	(16,467)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,316	—	—	2,316
Other comprehensive loss	—	—	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	—	—	(54,648)	(54,648)
Balance at December 31, 2021	—	$—	35,034,431	$4	$252,464	$(119)	$(142,649)	$109,700

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(54,648)	$(32,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,066	1,937
Stock-based compensation	2,316	635
Non-cash operating lease expense	1,231	992
Amortization of premium on marketable securities, net	105	1
Change in fair value of warrant liabilities	(71)	—
Transaction costs allocated to warrants in connection with Business Combination	409	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,296)	(732)
Other assets	(510)	10
Accounts payable	857	537
Accrued and other liabilities	3,789	1,903
Operating lease liabilities	(2,061)	(1,666)
Net cash used in operating activities	(48,813)	(29,099)

Investing activities:
Purchases of property and equipment	(1,269)	(874)
Purchases of marketable securities	(91,739)	(14,201)
Proceeds from sales of marketable securities	1,100	—
Proceeds from maturities of marketable securities	14,200	—
Net cash used in investing activities	(77,708)	(15,075)

Financing activities:
Proceeds from issuance of common stock upon Business Combination and PIPE Financing, net of transaction costs	124,220	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	49,886
Proceeds from exercise of stock options	411	167
Repurchase of early exercised stock options	(1)	(1)
Net cash provided by financing activities	124,630	50,052

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,891)	5,878
Cash, cash equivalents and restricted cash at beginning of year	35,387	29,509
Cash, cash equivalents and restricted cash at end of year	$33,496	$35,387

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$133,097	$—
Assumption of warrant liabilities in Business Combination	$8,372	$—
Transaction costs in Business Combination included in accounts payable and accrued liabilities	$1,792	$—
Purchases of property and equipment included in accounts payable	$22	$267
Vesting of early exercises of stock options	$207	$85
Reclassification to liability for early exercised stock options	$225	$150
Increase in right-of-use assets and lease liabilities due to lease extension	$257	$—
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$563

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets:

	December 31,
	2021	2020
Cash and cash equivalents	$33,091	$34,982
Restricted cash	405	405
Cash, cash equivalents and restricted cash	$33,496	$35,387

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

On August 11, 2021, Consonance consummated a business combination, or the Business Combination, pursuant to the business combination agreement, or the Business Combination Agreement, entered into on April 15, 2021 among Consonance, Perseverance Merger Sub Inc., a subsidiary of Consonance, or Merger Sub, and Surrozen, Inc., or Legacy Surrozen, a Delaware company incorporated on August 12, 2015. Upon closing of the Business Combination, Consonance became a Delaware corporation and was renamed to Surrozen, Inc., Legacy Surrozen was renamed to Surrozen Operating, Inc., and Merger Sub merged with and into Legacy Surrozen, with Legacy Surrozen as the surviving company and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company.

Immediately after the consummation of the Business Combination, certain investors subscribed for and purchased an aggregate of 12,020,000 units for a purchase price of $10.00 per unit through a private investment in public entity financing, or PIPE Financing. Each unit consists of one share of the Company’s common stock and one-third of one redeemable warrant for one share of the Company’s common stock exercisable at $11.50 per share. In connection with the consummation of the Business Combination and PIPE Financing, Legacy Surrozen received cash consideration of $128.8 million, after deducting the transaction fees incurred by Consonance.

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

Liquidity

The Company has incurred net operating losses each period since inception. During the years ended December 31, 2021 and 2020, the Company incurred a net loss of $54.6 million and $32.7 million, respectively. During the years ended December 31, 2021 and 2020, the Company used $48.8 million and $29.1 million of cash in operations. As of December 31, 2021, the Company had an accumulated deficit of approximately $142.6 million. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to the research and development activities. As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $123.5 million.

Given the cash proceeds from the Business Combination and the PIPE Financing, management believes that the existing cash, cash equivalents, and marketable securities are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its consolidated financial statements.

The Company plans to continue to fund its operations through public or private equity financings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions. In February 2022, the Company entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock from time to time over a 36-month period, subject to certain conditions and limitations (see Note 14). The Company’s ultimate success depends on the outcome of its research and development activities. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors would have a material adverse effect on the Company’s future financial results, financial position and cash flows.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers.

Products developed by the Company require clearances from the U.S. Food and Drug Administration or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company was denied clearance, clearance was delayed or the Company was unable to maintain clearance, it could have a materially adverse impact on the Company.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company is continuing to closely monitor the impact of the COVID-19 pandemic on its business and has taken and continues to take proactive efforts to protect the health and safety of its employees and to maintain business continuity. The extent of the impact of the COVID-19 pandemic on the Company's activities is highly uncertain and difficult to predict, as the response to the pandemic is ongoing and information continues to evolve. The severity of the impact of the COVID-19 pandemic on the Company's activities will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, including the severity of any additional periods of increases or spikes in the number of cases in the areas the Company and its suppliers operate and areas where the Company’s clinical trial sites are planned to be located. As a result, the Company's future results of operations and liquidity could be adversely impacted by delays in preclinical studies, delays in manufacturing activities and planned clinical trials, supply chain disruptions and the ongoing impact on its operating activities and employees. The extent and severity of the impact on the Company's future financial condition, liquidity or results of operations is highly uncertain and cannot be fully predicted as of the date of issuance of these consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as determined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.

The Business Combination discussed in Note 1 was accounted for as a reverse recapitalization with Legacy Surrozen as the accounting acquirer and Consonance as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements prior to the Business Combination represents the accounts of Legacy Surrozen at their historical cost as if Legacy Surrozen is the predecessor to the Company. The consolidated financial statements following the closing of the Business Combination reflect the results of the combined entity’s operations. All issued and outstanding common stock, redeemable convertible preferred stock and stock awards of Legacy Surrozen and per share amounts contained in the consolidated financial statements for the periods presented prior to the Business Combination have been retroactively restated to reflect the exchange ratio established in the Business Combination. See Note 3 for additional details.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, certain accruals for research and development activities, the fair value of common stock prior to the Business Combination, stock-based compensation expense, initial fair value of warrants issued in connection with the PIPE Financing, income taxes and operating lease liabilities. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker, or CODM, in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one segment.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash, cash equivalents and marketable securities. The Company's cash is held by one financial institution that management believes is creditworthy. Such deposits held with the financial institution may at times exceed federally insured limits, however, its exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the consolidated balance sheets. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company's policy is to invest cash in institutional money market funds and marketable securities with high credit quality to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, U.S. government bonds, foreign bonds, commercial paper and corporate debt securities. The Company has not experienced any losses on its cash equivalents and marketable securities.

Cash and Cash Equivalents

Cash equivalents relate to securities having an original maturity of three months or less at the time of purchase. As of December 31, 2021, cash and cash equivalents consisted of bank deposits and money market funds. As of December 31, 2020, cash and cash equivalents consisted of bank deposits, money market funds and commercial paper.

Restricted Cash

As of each of December 31, 2021 and 2020, the Company had $0.4 million of restricted cash in the form of a letter of credit for the Company’s facility lease. The restricted cash is classified as a noncurrent asset as the Company is required to maintain the letter of credit for the benefit of the landlord until the end of the lease term in April 2025.

Marketable Securities

The Company invests its excess cash in marketable U.S. government bonds, foreign bonds, commercial paper and corporate debt securities. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company does not buy or hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

Short-term marketable securities have maturities less than or equal to one year as of the balance sheet date. Long-term marketable securities have maturities greater than one year as of the balance sheet date. These marketable securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is recognized in the consolidated statements of operations and comprehensive loss when earned.

The Company periodically evaluates its available-for-sale marketable securities for impairment. Starting January 1, 2020, upon adoption of ASU 2016-13, when the fair value of a marketable security is below its amortized cost, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other expense, net on the consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive loss in stockholders’ equity.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Asset	Estimated useful life
Leasehold improvements	Shorter of useful life of asset or lease term
Computer equipment	3 years
Furniture, fixtures and equipment	3-8 years
Lab equipment	3 years

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recognized in the period realized. Maintenance and repairs are expensed as incurred.

Leases

The Company accounts for its leases under ASC 842, Leases. Material leases with a term longer than one year are recognized as right-of-use, or ROU, assets and lease liabilities in the Company's consolidated balance sheets. The Company determines the lease classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter if modified. The Company uses its incremental borrowing rate, based on the information available at the commencement date, to determine the present value of lease payments if the rate implicit in the lease is not readily available. The ROU asset is based on the measurement of the lease liability and is adjusted for lease incentives provided by the landlord. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. The Company has not identified any such impairment losses to date.

Warrant Liabilities

The Company's Public Warrants, Private Placement Warrants and PIPE Warrants are classified as liabilities (see Note 8). The transaction costs of $0.4 million that were incurred in connection with the Business Combination were allocated to the warrant liabilities and recognized in other expense, net within the consolidated statements of operations and comprehensive loss. At the end of each reporting period, any change in fair value during the period are recognized in the other expense, net within the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liabilities for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of external and internal expenses directly attributable to the conduct of research and development programs. The external expenses include the costs of services provided by outside contractors, clinical research organizations and contract manufacturing organizations. The internal expenses include the costs of salaries, bonus, payroll taxes, stock-based compensation, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, and the allocated facility-related costs, such as rent, utilities, insurance, repairs and maintenance, and general support services.

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

In September 2020, the Company was awarded a grant from the National Institute of Health, which would partially fund studies for SZN-043 in an amount up to $1.0 million through August 2021, with the possibility of an additional $2.0 million through August 2025,

SURROZEN, INC.

Notes to the Consolidated Financial Statements

subject to the availability of funds and satisfactory progress of the project. The Company records the government grant received as a liability and ratably recognizes the amount as a reduction of research and development expenses when the costs related to the grant are incurred. As of December 31, 2021, the Company received $1.0 million from the grant and $1.0 million was recognized as a reduction of research and development expenses during the year ended December 31, 2021.

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical, clinical, and manufacturing development, which are significant components of research and development expenses, within accrued and other liabilities in the accompanying consolidated balance sheets. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline of the services and the agreed-upon fees to be paid for such services. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered. For the years ended December 31, 2021 and 2020, the Company has not experienced any material differences between accrued costs and actual costs incurred.

If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impact research and development expenses. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based awards. Stock-based compensation cost is estimated at the grant date based on the fair value of the equity for financial reporting purposes and is recognized as expense on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur.

The Company has elected to calculate the fair value of options based on the Black-Scholes option pricing model, or the Black-Scholes Model. The Black-Scholes Model requires the use of various assumptions including common stock valuation, expected option life and expected stock price volatility. The Company estimates the expected term for stock options using the simplified method as the midpoint between the vesting date and the contractual expiration date of the award. Due to the limited trading history of the Company’s stock, the Company estimates the volatility using volatilities of a group of public companies in a comparable industry, stage of life cycle, and size. The interest rate is derived from the U.S. Treasury instruments with maturities similar to the expected term of the options. The Company has not declared nor expects to declare dividends. Therefore, there is no dividend impact on the valuation of options.

Prior to the Business Combination, the fair value of common stock was determined considering numerous objective and subjective factors and requires judgment. These objective and subjective factors include, but are not limited to:

•
relevant precedent transactions involving the Company’s capital stock;
•
contemporaneous valuations performed by third-party specialists;
•
rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to those of the Company’s common stock;
•
actual operating and financial performance;
•
current business conditions and financial projections;
•
likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company’s business;
•
the lack of marketability of the Company’s common stock, and the illiquidity of stock-based awards involving securities in a private company;

SURROZEN, INC.

Notes to the Consolidated Financial Statements

•
market multiples of comparable publicly traded companies;
•
stage of development;
•
industry information such as market size and growth; and
•
U.S. and global capital and macroeconomic conditions.

Following the closing of the Business Combination, the fair value of our common stock has been determined based on the quoted market price of our common stock.

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and unrealized losses on available-for-sale securities. For the year ended December 31, 2020, the Company’s unrealized loss on available-for-sale securities was de minimis.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the effects of the potentially dilutive securities are antidilutive. The following table presents the potential common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	December 31,
	2021	2020
Options outstanding	1,794,300	1,070,301
Unvested restricted stock	160,643	46,199
Unvested common stock subject to repurchase	74,840	103,790
Warrants to purchase common stock	7,217,974	—
Total	9,247,757	1,220,290

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is more likely than not of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits require significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private

SURROZEN, INC.

Notes to the Consolidated Financial Statements

companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which amends disclosures to increase transparency of government assistance, including (i) the types of assistance, (ii accounting for the assistance and (iii) the effect of the assistance on an entity’s financial statements. The standard is effective for all business entities for annual periods beginning after December 15, 2021. The Company adopted this guidance as of January 1, 2021 on a retrospective basis, with no material impact on the consolidated financial statements upon adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The standard is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The standard is effective for entities other than public business entities for fiscal years beginning after December 15, 2021. The Company early adopted this guidance as of January 1, 2021, with no material impact on the consolidated financial statements upon adoption.

Note 3. Recapitalization

On August 11, 2021, Consonance consummated the Business Combination and PIPE Financing (see Note 1). Legacy Surrozen received the aggregate cash consideration of $128.8 million, after deducting the transaction fees incurred by Consonance. The cash consideration was comprised of $8.6 million in proceeds from issuance of common stock upon the closing of the Business Combination and $120.2 million in proceeds from the PIPE Financing. The Company incurred transaction costs of $6.3 million, consisting of legal, accounting and other professional services directly related to the Business Combination, $0.4 million of which were allocated to the warrant liabilities assumed and recognized as other expenses when incurred. The remaining $5.9 million were recorded as a reduction of additional paid-in capital in the consolidated balance sheet. Legacy Surrozen was deemed the accounting acquirer in the Business Combination and the Business Combination was accounted for as a reverse recapitalization based on the following predominant factors:

•
Legacy Surrozen’s stockholders have the greatest voting interest in the Company;
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

Pursuant to the Business Combination Agreement, upon the closing of the Business Combination, (i) each share of redeemable convertible preferred stock of Legacy Surrozen (on an as converted to common stock basis) and each share of common stock of Legacy Surrozen, whether vested or unvested, was converted into 0.175648535 shares of the Company’s common stock and (ii) each outstanding option to purchase common stock of Legacy Surrozen was converted into an option to purchase shares of the Company’s common stock based on an exchange ratio of 0.175648535, or the Exchange Ratio, with corresponding adjustments to the exercise price. All issued and outstanding common stock, preferred stock and stock awards of Legacy Surrozen and corresponding capital amounts contained in the consolidated financial statements for the periods presented prior to the closing of the Business Combination have been retroactively restated to reflect the conversion.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Note 4. Fair Value Measurement

The Company’s financial instruments include cash, cash equivalents, marketable securities, restricted cash, accounts payable, accrued and other liabilities and warrant liabilities. The carrying amount of cash and cash equivalents, restricted cash, accounts payable, and accrued and other liabilities approximate their fair values due to their short-term maturities. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$32,310	$—	$—	$32,310
Commercial paper	—	49,136	—	49,136
Corporate bonds	—	19,480	—	19,480
Government bonds	—	18,082	—	18,082
Foreign bonds	—	3,717	—	3,717
Total financial assets measured at fair value	$32,310	$90,415	$—	$122,725

Liabilities(3):
Public Warrants	$3,527	$—	$—	$3,527
Private Placement Warrants	—	166	—	166
PIPE Warrants	—	4,608	—	4,608
Total financial liabilities measured at fair value	$3,527	$4,774	$—	$8,301

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$31,896	$—	$—	$31,896
Corporate bonds	—	1,115	—	1,115
Commercial paper (2)	—	15,285	—	15,285
Total financial assets measured at fair value	$31,896	$16,400	$—	$48,296

(1)
Money market funds are included in cash and cash equivalents on the consolidated balance sheets as of December 31, 2021 and 2020.
(2)
As of December 31, 2020, marketable securities with original maturities of three months or less, in the amount of $2.2 million, are included in cash and cash equivalents on the consolidated balance sheet.
(3)
See the definition and discussion of Public Warrants, Private Placement Warrants and PIPE Warrants in Note 8.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

The PIPE Warrants were initially recorded at fair value using a binomial lattice model. The PIPE Warrants were classified as Level 3 at issuance because the fair value was measured based on significant inputs that are unobservable in the market. The significant unobservable input used in the fair value measurement of the PIPE Warrants is the expected volatility. The expected volatility was implied from the market price of the Company’s Public Warrants. The expected term was based on the remaining contractual term of the PIPE Warrants, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected term. The dividend rate is based on the historical rate, which the Company anticipated remaining at zero. The key inputs into the binomial lattice model for the PIPE Warrants at the initial measurement were as follows:

August 11,
2021
Expected term (in years)	5.01
Expected volatility	18.90%
Risk-free interest rate	0.81%
Dividend yield	—

Given the adequate history of the market data of the Public Warrants as of December 31, 2021, the PIPE Warrants were remeasured at December 31, 2021 based on the observable market quote of the Public Warrants and are classified as Level 2. The valuation technique was changed since the fair value of the Public Warrant is equally or more representative of the fair value of the PIPE Warrants. The fair value of each PIPE Warrant was determined to be consistent with that of a Public Warrant because the PIPE Warrants are also subject to the make-whole redemption feature, which allows the Company to redeem both types of warrants on similar terms.

There were no other transfers of financial instruments between Level 1, Level 2, and Level 3, and there were no financial liabilities as of December 31, 2020.

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities for the year ended December 31, 2021 (in thousands):

	Public Warrants	Private Placement Warrants	PIPE Warrants	Total Warrant Liabilities
Balance, beginning of period	$—	$—	$—	$—
Assumption in Business Combination	3,557	168	4,647	8,372
Change in fair value upon remeasurement(1)	(30)	(2)	(39)	(71)
Balance, end of period	$3,527	$166	$4,608	$8,301

(1)
The change in fair value of the warrant liabilities was recognized in other expense, net within the consolidated statements of operations and comprehensive loss.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$49,136	$—	$—	$49,136
Corporate bonds	15,920	4	(17)	15,907
Foreign bonds	3,725	—	(8)	3,717
Total short-term marketable securities	$68,781	$4	$(25)	$68,760

Government bonds	$18,165	$—	$(83)	$18,082
Corporate bonds	3,588	—	(15)	3,573
Total long-term marketable securities	$21,753	$—	$(98)	$21,655

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$1,115	$—	$—	$1,115
Commercial paper	15,285	—	—	15,285
Total short-term marketable securities	$16,400	$—	$—	$16,400

The following table indicates the length of the time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 (dollars in thousands):

		Less Than 12 Months
	Number of Investments	Fair Value	Unrealized Losses
Corporate bonds	5	$12,572	$(32)
Government bonds	3	18,082	(83)
Foreign bonds	2	3,717	(8)
	10	$34,371	$(123)

As of December 31, 2020, $14.2 million of marketable securities are included in short-term marketable securities. As of December 31, 2021 and 2020, all short-term marketable securities had maturities of one year or less. All long-term marketable securities as of December 31, 2021 had maturities of greater than one year but less than two years. There have been no significant realized gains or losses on the short-term and long-term marketable securities during the years ended December 31, 2021 and 2020. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. The Company determined that the unrealized loss was primarily attributed to changes in current market interest rates and not to credit quality. The Company does not intend to sell the marketable securities that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the marketable securities before the recovery of the amortized cost basis, which may be at maturity. As a result, the Company did not recognize any other-than-temporary impairment losses as of December 31, 2021.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$7,052	$7,052
Lab equipment	6,881	6,084
Furniture and office equipment	309	310
Computer equipment	93	137
Total property and equipment	14,335	13,583

Less accumulated depreciation and amortization	(9,541)	(7,747)
Property and equipment, net	$4,794	$5,836

Depreciation expense for the years ended December 31, 2021 and 2020 was $2.1 million and $1.9 million, respectively. During the year ended December 31, 2021, the Company disposed fully depreciated equipment with the aggregate original costs of $0.3 million.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and related expenses	$2,887	$1,673
Accrued research and development expenses	3,666	1,305
Accrued professional service fees	1,520	—
Liability for early exercised stock options	205	188
Other	384	228
Accrued and other liabilities	$8,662	$3,394

Note 6. Leases

In August 2016, the Company entered into a lease agreement for office and lab space, which consists of approximately 32,813 square feet of rental space in South San Francisco, California. The office space lease is classified as an operating lease. The initial lease term commenced in May 2017 and ends in April 2025, with rent payments escalating each year. The Company has options to extend the lease for additional years, but the exercise of the option was not reasonably certain. The landlord provided the Company with a tenant improvement allowance of up to $4.6 million. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.4 million, which is recorded as restricted cash in the consolidated balance sheets.

In January 2020, the Company entered into a lease agreement for a term of 18 months for approximately 6,478 square feet of office space. The new office space lease is classified as an operating lease. The new lease commenced in June 2020 and the rent payments escalate after 14 months. In September 2021, the Company amended the lease to extend the lease term until June 2022. The extended lease is on the same terms and conditions as those in the initial agreement, including the monthly rent payment. The modification did not change the lease classification and it resulted in an increase of $0.3 million in right-of-use assets and lease liabilities.

Operating lease expense during the years ended December 31, 2021 and 2020 was $2.0 million and $1.8 million, respectively.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Aggregate future minimum rental payments under the operating leases as of December 31, 2021, were as follows (in thousands):

Year ending December 31, 2022	$2,743
Year ending December 31, 2023	2,596
Year ending December 31, 2024	2,670
Year ending December 31, 2025	891
Total lease payments	8,900
Less: Imputed interest	(1,107)
Operating lease liabilities	$7,793

The following represents supplemental information related to the Company’s operating facility leases:

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,856	$2,520
Weighted-average remaining lease term (in years)	3.25	4.19
Weighted-average discount rate	8.43%	8.40%

Note 7. License Agreements

Stanford License Agreements

In March 2016, the Company entered into a license agreement with Stanford, or the 2016 Stanford Agreement, which was amended in July 2016, October 2016 and January 2021, pursuant to which the Company obtained from Stanford a worldwide, exclusive, sublicensable license under certain patents, rights, or licensed patents and technology related to its engineered Wnt surrogate molecules to make, use, import, offer to sell and sell products that are claimed by the licensed patents or that use or incorporate such technology, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases. In consideration for this license, the Company paid Stanford a nominal upfront fee and issued an aggregate of 42,451 shares of our common stock to Stanford, the University of Washington and two co-inventors of the licensed patents. In addition, the Company agreed to pay Stanford nominal annual license maintenance fees which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $0.9 million for the achievement of specified development and regulatory milestones, and an aggregate of up to $5.0 million for achievement of specified sales milestones. Stanford is also entitled to receive royalties from the Company equal to a very low single digit percentage of the Company’s and its sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Additionally, the Company agreed to pay Stanford a sub-teen double digit percentage of certain consideration the Company receives as a result of granting sublicenses to the licensed patents and, if the Company is acquired, a one-time change of control fee in the low six figures. Stanford retains the right under the 2016 Stanford Agreement, on behalf of itself, Stanford Hospital and Clinics, the University of Washington and all other non-profit research institutions, to practice the licensed patents and technology for any non-profit purpose. The licensed patents and technology are additionally subject to a non-exclusive, irrevocable, worldwide license held by the Howard Hughes Medical Institute to practice the licensed patents and technology for its research purposes, but with no right to assign or sublicense.

In June 2018, the Company entered into another license agreement with Stanford, or the 2018 Stanford Agreement, pursuant to which the Company obtained from Stanford a worldwide, exclusive, sublicensable license under certain patent rights related to its surrogate R-spondin proteins, or the licensed patents, to make, use, import, offer to sell and sell products that are claimed by the licensed patents, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases, or the exclusive field. Additionally, Stanford granted the Company a worldwide, non- exclusive, sublicensable license under the licensed patents to make and use licensed products for research and development purposes in furtherance of the exclusive field and a worldwide, non-exclusive license to make, use and import, but not to offer to sell or sell, licensed products in any other field of use. In consideration for these licenses, the Company paid Stanford a nominal upfront fee. The Company also agreed to pay Stanford nominal annual license maintenance fees which are creditable against earned royalties owed to Stanford for the same year, and an aggregate of up to $0.425 million for the achievement of specified development and regulatory milestones. Stanford is also entitled to receive royalties from the Company equal to a sub-single digit percentage of the Company’s and its sublicensees’ net sales of licensed products. Additionally, the Company agreed to pay Stanford a one-time payment in the low six figures for each sublicense of the licensed patents that the Company grants to a third party and, if the Company is acquired, a one-time nominal change of control fee. Stanford retains the right under the 2018 Stanford Agreement, on behalf

SURROZEN, INC.

Notes to the Consolidated Financial Statements

of itself, Stanford Health Care, Lucile Packard Children’s Hospital at Stanford and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose. The licensed patents are additionally subject to a non-exclusive, irrevocable, worldwide license held by the Howard Hughes Medical Institute to exercise any intellectual property rights with respect to the licensed patents for research purposes, including the right to sublicense to non-profit and governmental entities but with no other rights to assign or sublicense.

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

For the years ended December 31, 2021 and 2020, the Company incurred research and development expenses of approximately $0.1 million, respectively, under the Stanford Agreements. No milestones have been achieved as of December 31, 2021.

UCSF License and Option Agreements

In September and October 2016, the Company entered into two separate license and option agreements with UCSF, or the UCSF Agreements, pursuant to which the Company obtained exclusive licenses from UCSF for internal research and antibody discovery purposes and an option to negotiate with UCSF to obtain an exclusive license under UCSF’s rights in the applicable library to make, use, sell, offer for sale and import products incorporating antibodies identified or resulting from the Company’s use of such library, or licensed products. In consideration for the license and option rights under the UCSF Agreements, the Company paid UCSF a nominal option issue fee and agreed to pay UCSF a nominal annual option maintenance fee.

In January 2020, the Company amended and restated the UCSF Agreements to provide non-exclusive licenses to make and use a certain human Fab naïve phage display library and to make and use a certain phage display llama VHH single domain antibody library for internal research and antibody discovery purposes and an option to negotiate with UCSF to obtain a non-exclusive license under UCSF’s rights in the applicable library to make, use, sell, offer for sale and import products incorporating antibodies identified or resulting from the Company’s use of such library, or licensed products. If the Company exercises the option under the UCSF Agreements, the Company and UCSF will negotiate in good faith the terms of a non-exclusive commercial license agreement in addition to the pre-agreed terms which include payment to UCSF of a nominal license issue fee, nominal annual license maintenance fees, nominal to low six figure milestone payments for the achievement of a specified regulatory milestone event for each licensed product, nominal annual minimum royalties, which are creditable against earned royalties for the same year, and earned royalties equal to a sub-single digit percentage of the Company’s and the Company’s sublicensees’ net sales of licensed products. As of December 31, 2021, the Company has not exercised the option.

For the years ended December 31, 2021 and 2020, the Company incurred research and development expenses of $50,000 and $0.1 million under the UCSF Agreements. No milestones have been achieved as of December 31, 2021.

Unless earlier terminated, each UCSF Agreement will continue until four years from its execution date and the Company may exercise the option to negotiate a commercial license at any time during that term. Additionally, the Company may extend each UCSF Agreements for any additional four years by paying UCSF a nominal term extension fee. The Company may terminate either UCSF Agreement at any time for any reason by providing at least 60 days’ written notice to UCSF. UCSF may terminate either UCSF Agreement if UCSF reasonably believes the Company is in material breach of such UCSF Agreement and the Company fails to remedy such breach within 60 days after written notice of such breach given by UCSF. Additionally, the UCSF Agreements will automatically terminate in the event of the Company’s bankruptcy.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

For the years ended December 31, 2021 and 2020, the Company incurred research and development expenses of $0.3 million and $0.2 million under the Distributed Bio Agreement. In September 2021, the Company achieved the first milestone and recorded the related milestone payment of $50,000 as research and development expense. No other milestones have been achieved as of December 31, 2021.

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

Note 8. Common Stock Warrants

In connection with the Business Combination, Legacy Surrozen, as the accounting acquirer, was deemed to assume 3,066,651 warrants held by Consonance’s stockholders, or the Public Warrants, and 144,666 warrants held by Consonance’s sponsor, or the Private Placement Warrants. In addition, immediately after the consummation of the Business Combination, certain investors subscribed for and purchased an aggregate of 12,020,000 units in the PIPE Financing, consisting of 12,020,000 shares of the Company’s common stock and 4,006,657 warrants, or the PIPE Warrants. As of December 31, 2021, the following common stock warrants were outstanding:

Type	Classification	Expiration Date	Exercise Price per Share	December 31, 2021
Public Warrants	Liability	August 12, 2026	$11.50	3,066,651
Private Placement Warrants	Liability	August 12, 2026	11.50	144,666
PIPE Warrants	Liability	August 12, 2026	11.50	4,006,657
Total				7,217,974

Public Warrants

Each whole Public Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 12, 2026 or upon redemption or liquidation. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The Company would not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and would have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the common stock underlying the Public Warrants is then effective. The registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, was effective in November 2021. The Company shall use its efforts to maintain the effectiveness of the registration statement until the expiration or redemption of the Public Warrants. If the Company fails to have maintained an effective registration statement, the Public Warrant holders have the right to exercise the Public Warrants on a cashless basis until such time as there is an effective registration statement.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Private Placement Warrants

The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, except that so long as they are held by Consonance’s sponsor or any of its permitted transferees, the Private Placement Warrants: (i) may be exercised for cash or on a cashless basis, (ii) may not be transferred, assigned or sold until 30 days after the completion of the Business Combination, (iii) shall not be redeemable by the Company if the closing price of common stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and similar transaction) and (iv) shall only be redeemable if the closing price of common stock is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and similar transaction). If the Private Placement Warrants are held by holders other than Consonance’s sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

PIPE Warrants

Each whole PIPE Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing on November 23, 2021 and terminating on August 12, 2026. The PIPE Warrants are the same in all respects as the Public Warrants except that the PIPE Warrants are not redeemable before August 12, 2022.

Classification

The Public Warrants, Private Placement Warrants and PIPE Warrants are not considered indexed to the Company’s common stock as certain provisions of the warrant agreements could change the settlement amount of these warrants. As a result, they are classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other expense, net within the consolidated statements of operations and comprehensive loss at each reporting date. See Note 4 for the discussion of warrant valuations.

Note 9. Redeemable Convertible Preferred Stock

Immediately prior to the closing of the Business Combination, all 95,289,932 issued and outstanding shares of the redeemable convertible preferred stock of Legacy Surrozen were converted into Legacy Surrozen’s common stock, on a one-for-one basis, and then converted into 16,737,520 shares of the Company’s common stock based on the Exchange Ratio established in the Business Combination. As of December 31, 2021, no shares of redeemable convertible preferred stock were outstanding.

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

Following the adoption of the 2021 Plan, no additional stock awards will be issued under the 2015 Plan. As of December 31, 2021, the Company had 4,344,699 shares of common stock available for issuance under the 2021 Plan.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

A summary of stock option activity under the plans is set forth below:

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2020 as previously reported	6,093,611	$0.40	8.43
Retroactive application of recapitalization	(5,023,310)
Outstanding – December 31, 2020, after effect of Business Combination	1,070,301	2.26	8.43
Granted	945,526	10.13
Exercised	(161,451)	2.47
Cancelled	(60,076)	4.54
Outstanding – December 31, 2021	1,794,300	6.31	8.43	$3,663
Options outstanding and exercisable – December 31, 2021	655,238	3.06	7.31	2,687

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest is the difference between the exercise price of the options and the fair value of the Company’s common stock at December 31, 2021.

The intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $1.2 million and $0.2 million, respectively.

During the years ended December 31, 2021 and 2020, the Company granted options with a weighted-average grant-date fair value of $6.36 per share and $0.74 per share, respectively.

The Company’s Board of Directors granted equity awards in the form of RSAs for certain of the Company’s employees and directors under the 2015 Plan. The Company’s outstanding RSAs began vesting one month after the grant date and vest 1/48th per month over four years.

The following table summarizes the Company’s RSA activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSAs, unvested at December 31, 2020, as previously reported	263,022	$0.69
Retroactive application of recapitalization	(216,823)
RSAs, unvested at December 31, 2020, after effect of Business Combination	46,199	3.96
Granted	193,208	9.95
Vested	(62,297)	7.00
Forfeited	(16,467)	9.76
RSAs, unvested at December 31, 2021	160,643	9.39

The fair value of RSAs vested during the years ended December 31, 2021 and 2020 was $0.6 million and $0.3 million, respectively.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

(a)
Fair Value of Options

The fair value of options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Expected term (in years)	6.01	6.03
Expected volatility	71.23%	61.41%
Risk-free rate	0.89%	0.80%
Dividend yield	—	—

(b)
Stock-Based Compensation

Total stock-based compensation recorded in the consolidated statements of operations and comprehensive loss related to options and RSAs was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$736	$423
General and administrative	1,580	212
Total stock-based compensation expense	$2,316	$635

As of December 31, 2021, there was approximately $7.8 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 3.11 years.

(c)
Early Exercise of Stock Options

Unvested options granted under the 2015 Plan were exercisable prior to the closing of the Business Combination. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser. The proceeds initially were recorded in a liability for early exercised options and are reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses. As of December 31, 2021, there were 74,840 shares of common stock outstanding, subject to the Company’s right of repurchase at a weighted average exercise price of $2.73 per share.

Note 11. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2021 and 2020. The Company has incurred net operating losses for all the periods presented. The Company accounts for income taxes in accordance with the asset and liability method, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is not likely to be realized and, accordingly, has provided a full valuation allowance.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$31,826	$22,585
Research and development credits	2,392	2,166
Lease liabilities	1,521	2,487
Accrual and reserves	590	457
Employee retention credits	284	—
Capitalized intangible costs	122	156
Stock-based compensation	129	2
Other	3	5
Gross deferred tax assets	36,867	27,858
Less valuation allowance	(35,665)	(25,941)
Deferred tax assets, net of valuation allowance	1,202	1,917
Deferred tax liabilities
Right-of-use assets	(962)	(1,555)
Fixed assets	(101)	(340)
Other	(139)	(22)
Gross deferred tax liabilities	(1,202)	(1,917)
Total net deferred tax assets	$—	$—

The net valuation allowance increased by $9.7 million and $9.6 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had net operating loss, or NOL, carryforwards of approximately $133.9 million and $53.0 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. NOL carryforwards generated after 2018 for federal tax reporting purposes of $121.5 million have an indefinite carryforward period. The remaining federal and state net operating loss carryforwards begin expiring in 2036.

As of December 31, 2021, the Company had research and development credit carryforwards of approximately $1.0 million and $2.8 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2036 and the state credits carry forward indefinitely.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be limited and may expire unutilized. Such impairment of tax losses and tax credits would reduce the deferred tax asset and corresponding valuation allowance, as a result of the limitation. The Company completed an assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change in September 2020. As a result of the annual limitations caused by the ownership change, it was estimated the approximately $1.3 million of federal tax credit and $27.4 million of California NOL will expire unrealized for income tax purposes, and such amounts are excluded from the carryforward balances as of December 31, 2021.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020

Balance at beginning of the year	$921	$673
Additions based on tax positions related to current year	480	248
Reductions based on tax positions of prior year	(427)	—
Balance at end of the year	$974	$921

The Company files income tax returns in the U.S. federal and California tax jurisdictions. As of the date these financial statements were issued, the Company is not under examination by any income tax authority. The federal and state income tax returns from December 31, 2016 to December 31, 2020 remain subject to examination.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Statutory rate	21.00%	21.00%
State tax	(2.78)	7.96
Tax credits	1.70	0.84
Change in valuation allowance	(16.92)	(29.43)
NOL and tax credits limited under 382	(2.43)	—
Other	(0.57)	(0.37)
Total	0.00%	0.00%

On March 27, 2020, the Coronavirus Aid, Relief and Economic Securities Act, or CARES Act, was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Other provisions include increased limits on the deduction of interest expense from 30% to 50% of adjusted taxable income for tax years beginning in 2019 and 2020, increased limits on 2020 charitable contribution deductions from 10% to 25% of taxable income and accelerated refunds of alternative minimum tax credits. The provisions of the CARES Act did not have a material impact for the year ended December 31, 2021.

On December 21, 2020, the Consolidated Appropriations Act, 2021, or the Appropriations Act, was signed into law which expanded and extended some of CARES Act provisions, including the expansion of the employee retention credits. The Company will claim employee retention credits of $1.0 million for the 2021 tax year. The Company will recognize the benefit of those credits as the refunds are received.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Note 12. Commitments and Contingencies

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

To the date of the consolidated financial statements were issued, the Company has not incurred any material costs or accrued any liabilities in the consolidated financial statements as a result of these provisions.

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

Note 13. 401(k) Plan

Effective January 1, 2016, the Company established a 401(k) retirement savings plan, or the 401(k) Plan, for the exclusive benefit of all eligible employees and their beneficiaries with the intention to provide a measure of retirement security. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code so that contributions to the 401(k) Plan and income earned on such contributions are not taxable to participants until withdrawn or distributed from the 401(k) Plan. The 401(k) Plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to annual statutory limits. Under the 401(k) Plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. The 401(k) Plan also permits the Company to make discretionary and matching contributions, subject to established limits and a vesting schedule.

Each year, at the discretion of the Company, employer’s match may be a discretionary percentage allocated proportionate to salary deferral, as the Company elects each year. The employer matching contributions in 2021 and 2020 were nominal.

Note 14. Subsequent Events

In February 2022, the Company entered into a purchase agreement and a registration rights agreement with Lincoln Park, pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion over a 36-month period. Upon execution of the purchase agreement, the Company issued 100,000 shares of common stock to Lincoln Park with the fair value of $0.3 million as consideration for Lincoln Park's commitment to purchase the Company's common stock. In the event that the Company sells its common stock under the purchase agreement for an aggregate price equal to or greater than $30.0 million, the Company shall pay the additional commitment fee of $0.1

SURROZEN, INC.

Notes to the Consolidated Financial Statements

million to Lincoln Park. The Company does not have the right to commence any sales until all of the conditions set forth in the purchase agreement have been satisfied, including, but not limited to, a registration statement being declared effective by the SEC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness described below.

Material Weakness

As previously reported, in connection with the audit of our financial statements for the years ended December 31, 2020, we and our independent registered public accounting firm identified one material weakness in our internal control over financial reporting. This material weakness continued to exist as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified relates to a lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in application of U.S. GAAP and SEC rules.

To respond to the material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including hiring additional accounting personnel, obtaining advisory services from professional consultants with U.S. GAAP and SEC reporting experience in their industry, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and expanding the capabilities of the existing accounting and financial personnel through continuous training and education in the accounting and reporting requirements under U.S. GAAP and the SEC rules and regulations. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls Over Financial Reporting

As discussed elsewhere in this Report, we completed the Business Combination on August 11, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. In addition, the design of internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, our management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Division of Corporation Finance’s Regulation S-K Compliance and Disclosure Interpretations.

Attestation of Independent Registered Public Accounting Firm

This Report does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by the rules of the SEC.

Limitations on Effectiveness of Controls and Procedures

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our current executive officers and directors:

Name	Age	Position(s)
Executive Officers
Craig Parker	60	President, Chief Executive Officer and Director
Geertrui (Trudy) Vanhove, M.D., Ph.D.	56	Chief Medical Officer
Wen-Chen Yeh, M.D., Ph.D.	58	Chief Scientific Officer
Charles Williams	42	Chief Financial Officer
Non-Employee Directors
Anna Berkenblit, M.D.(2)	52	Director
Tim Kutzkey, Ph.D.(1)(3)(6)	46	Director, Chairman of the Board
Shao-Lee Lin, M.D., Ph.D.(2)	55	Director
David J. Woodhouse, Ph.D.(1)	51	Director
Mary Haak-Frendscho, Ph.D.(2)(5)	65	Director
Mace Rothenberg, M.D.(3)	65	Director
Christopher Y. Chai(1)(3)(4)	55	Director

(1)
Member of the audit committee.
(2)
Member of the compensation committee.
(3)
Member of the nominating and corporate governance committee.
(4)
Chair of the audit committee.
(5)
Chair of the compensation committee.
(6)
Chair of the nominating and corporate governance committee.

Executive Officers

Craig Parker has served as our President and Chief Executive Officer since March 2018 and as a member of our board of directors since April 2018. From August 2014 to March 2018, Mr. Parker served as Senior Vice President of Corporate Development at Jazz Pharmaceuticals plc, a biopharmaceutical company. From 2012 to 2014, Mr. Parker served as Executive Vice President of Corporate Development and Scientific Affairs at Geron Corporation and from 2011 to 2012 as Senior Vice President of Strategy and Corporate Development at Human Genome Sciences, or HGS, until its acquisition by GlaxoSmithKline plc. Prior to HGS, Mr. Parker worked in various positions at J.P. Morgan and other Wall Street financial institutions. Mr. Parker served on the board of directors of vTv Therapeutics, a biopharmaceutical company, from July 2015 to February 2019. Mr. Parker is a member of the Scientific Advisory Board and chairs the Leadership Council of the Life Sciences Institute, University of Michigan and has been a member since 2005. Mr. Parker received a A.B. in biological sciences from the University of Chicago, an M.B.A. from the University of Michigan and attended the Georgetown University School of Medicine. We believe that Mr. Parker’s extensive scientific, business and leadership experience in both public and privately-held companies in the life sciences industry provide him with the qualifications and skills to serve on our board of directors and as our President and Chief Executive Officer.

Geertrui (Trudy) Vanhove, M.D., Ph.D. has served as our Chief Medical Officer since April 2019. From June 2012 to October 2015, she served as Vice President, Medical Affairs and, from October 2015 to April 2019, she served as Vice President, Head of Search and Evaluation at Jazz Pharmaceuticals plc. From 2011 to 2012, she served as Vice President, Medical Affairs at Depomed, Inc., a pharmaceutical company. Prior to this, Dr. Vanhove held positions of increasing responsibility from 2006 to 2011 in Clinical Development at NeurogesX, Inc., a biopharmaceutical company. Prior to NeurogesX, Dr. Vanhove served as Medical Director at XOMA (US) LLC and Abbott Laboratories. Dr. Vanhove also served on the board of Insys Therapeutics from April 2018 to February 2020. Dr. Vanhove received an M.D. and a Ph.D. in pharmacology from the Catholic University in Leuven, Belgium and completed a fellowship in clinical pharmacology at Stanford University. Dr. Vanhove also received an M.B.A. from St. Mary’s College of California.

Wen-Chen Yeh, M.D., Ph.D. has served as our Chief Scientific Officer since May 2016. From December 2006 to April 2016, he held various positions of increasing responsibility at Amgen Inc., or Amgen, a biopharmaceutical company, as an Associate Director, Director of Research and Scientific Executive Director. Prior to Amgen, Dr. Yeh served as a professor and led a research laboratory at the University of Toronto. Dr. Yeh received an M.D. from the National Taiwan University and a Ph.D. from The Johns Hopkins University.

Charles Williams has served as our Chief Financial Officer since November 2020. From 2013 to November 2020, he served as Head of Corporate Development at Jazz Pharmaceuticals plc. From 2008 to 2013, he served as Director of Corporate and Business Development at MAP Pharmaceuticals, Inc., a biopharmaceutical company acquired by Allergan, Inc. Prior to MAP, Mr. Williams held various roles related to business development, finance and strategic planning at CV Therapeutics, Inc., a biopharmaceutical company acquired by Gilead Sciences, Inc. Mr. Williams received a B.A. in economics from Cornell University.

Non-Employee Directors

Anna Berkenblit, M.D. has served on our board of directors since March 2019. Dr. Berkenblit has served as the Senior Vice President and Chief Medical Officer at ImunnoGen, Inc., a biotechnology company, since April 2015. Prior to ImmunoGen, Dr. Berkenblit served as Senior Vice President Head of Clinical Development at H3, Biomedicine Inc., a developer of targeted anti-cancer compounders, from 2013 to 2015. From 2011 to 2013, she served as Head of Clinical Research at AVEO Pharmaceuticals, Inc., a biopharmaceutical company, where she led the clinical development of oncology product candidates spanning early testing to registration trials. From January 2007 to September 2011, Dr. Berkenblit held various positions of increasing responsibility at Pfizer Inc., a biopharmaceutical company. Dr. Berkenblit received an M.D. from Harvard Medical School and an M.M.S. degree in the Clinical Investigator Training Program of Harvard/MIT Health Sciences and Technology. We believe that Dr. Berkenblit’s extensive leadership and scientific experience, especially in the clinical development of biopharmaceuticals, provide her with the qualifications and skills to serve as a director of our company.

Tim Kutzkey, Ph.D. has served on our board of directors since April 2016, Chairman of our board of directors since August 2021, chair of our board of directors’s Nominating and Corporate Governance Committee since August 2021 and served as our interim Chief Executive Officer from inception to April 2018. Dr. Kutzkey serves as Managing Partner of The Column Group, LLC, a venture capital partnership, where he has served in various roles since 2007. Prior to The Column Group, Dr. Kutzkey served as a scientist at Kai Pharmaceuticals, Inc. Dr. Kutzkey also serves on the board of directors of Kallyope Inc., Nura Bio Inc., Neurona Therapeutics Inc., Synthekine Inc., Plexium, Inc., Cajal Neuroscience Inc. and Carmot Therapeutics, all biotechnology companies. Dr. Kutzkey obtained a Ph.D. in molecular and cell biology from the University of California, Berkeley and completed his undergraduate degree in biological sciences from Stanford. We believe that Dr. Kutzkey’s scientific training and experience as a director of other publicly traded and privately held biopharmaceutical companies provide him with the qualifications and skills to serve as a director of our company.

Shao-Lee Lin, M.D., Ph.D. has served on our board of directors since January 2021. Dr. Lin co-founded and serves as the Chief Executive Officer of ACELYRIN, INC. formed in July 2020. From January 2018 to January 2020, she served as Executive Vice President, Research and Development and Chief Scientific Officer at Horizon Pharma plc, a biopharmaceutical company. From April 2015 to December 2017, she served as a corporate officer and Vice President, Therapeutic Areas, Development Excellence and International Development at Abbvie Inc., a biopharmaceutical company. Prior to Abbvie, Dr. Lin served as Vice President, Inflammation and Respiratory Development at Gilead from August 2012 to February 2015 and served in various roles of increasing responsibility at Amgen from April 2004 to August 2012, Dr. Lin served on the board of directors of Principia Biopharma Inc., a biopharmaceutical company, from April 2019 until it was acquired in September 2020 Dr. Lin has also been faculty as a Clinical Scholar at The Rockefeller University and adjunct faculty at the medical schools of Cornell University, The University of California, Los Angeles, or UCLA, Stanford University and Northwestern University. Dr. Lin received her bachelor’s degree in chemical engineering and biochemistry from Rice University and holds an M.D. and Ph.D. from The Johns Hopkins University School of Medicine. We believe that Dr. Lin’s scientific training, work experience, and experience as a director of other publicly traded biopharmaceutical companies provide her with the qualifications and skills to serve as a director of our company.

David J. Woodhouse, Ph.D. has served on our board of directors since September 2020. Dr. Woodhouse has served as the Chief Executive Officer and director of NGM Biopharmaceuticals, Inc., or NGM, since September 2018. Dr. Woodhouse also served as Chief Financial Officer from March 2015 until September 2018 and acting Chief Financial Officer from September 2018 until June 2020 at NGM. From 2002 to 2015, he was an investment banker at Goldman Sachs & Co. LLC, most recently as a managing director in the healthcare investment banking group and co-head of biotechnology investment banking. Earlier in his career, Dr. Woodhouse worked at Dynavax Technologies and also as a research assistant at Amgen, Inc. Dr. Woodhouse received a B.A. in pharmacology from the University of California, Santa Barbara, an M.B.A. from the Tuck School of Business at Dartmouth and a Ph.D. in molecular pharmacology from Stanford University School of Medicine. We believe that Dr. Woodhouse’s extensive financial and executive experience provide him with the qualifications and skills to serve as a director of our company.

Mary Haak-Frendscho, Ph.D. has served on our board of directors since March 2021 and Chair of our board of directors’s Compensation Committee since August 2021. Dr. Haak-Frendscho has served as the president and chief executive officer of Spotlight Therapeutics, Inc., a privately held biotechnology company, since January 2019. Prior to Spotlight, from January 2017 to January 2019, she was a venture partner with Versant Ventures and, from January 2016 to January 2019, she served as the chief executive officer of Blueline Bioscience, Versant’s vehicle for new company creation in Canada. Earlier, Dr. Haak-Frendscho established and served as the chair of Compugen USA, Inc. from 2012 to 2016, was the chief executive officer of Igenica Biotherapeutics from 2012 to 2014, and was the founding president and chief scientific officer of Takeda San Francisco from 2008 to 2012. She received her B.S. from the University of Michigan, M.L.A. from Washington University, M.S. from SUNY-Stony Brook, C.S.E.P. from Columbia University Graduate School of Business, and Ph.D. from the University of Wisconsin. We believe that Dr. Haak-Frendscho’s scientific training, work experience, and experience as a director of other biopharmaceutical companies provide her with the qualifications and skills to serve as a director of our company.

Mace Rothenberg, M.D. has served on our board of directors since April 2021. Dr. Rothenberg served as chief medical officer of Pfizer Inc., a biopharmaceutical company from January 2019 to January 2021, where he led Pfizer’s Worldwide Medical & Safety organization that is responsible for ensuring that patients, physicians, and regulatory agencies are provided with information on the safe and appropriate use of Pfizer medications. From January 2019 to March 2021, Dr. Rothenberg also served as a member of Pfizer’s Portfolio Strategy and Investment Committee, Worldwide Research, Development, and Medical Leadership Team, and Blueprint Leaders Forum. Prior to becoming Pfizer’s chief medical officer, Dr. Rothenberg led Pfizer’s oncology clinical drug development efforts. During his ten years in this role, Dr. Rothenberg's organization obtained FDA approval for eleven cancer medicines. He received his B.A. from the University of Pennsylvania and his M.D. from the New York University School of Medicine. Dr. Rothenberg received his post-graduate training in Internal Medicine at Vanderbilt University and in Medical Oncology at the National Cancer Institute. In addition, Dr. Rothenberg currently serves as a member of the board for Tango Therapeutics and Aulos Bioscience, both biopharmaceutical companies. We believe that Dr. Rothenberg’s scientific training, work experience, and experience as a director of other biopharmaceutical companies provide him with the qualifications and skills to serve as a director of our company.

Christopher Y. Chai. has served on our board of directors since April 2021 and Chair of our board of directors’ Audit Committee since August 2021. Mr. Chai has served as a venture partner at SR One since January 2021, where he works with portfolio companies on their engagement with Wall Street and their overall financing strategy and execution. Prior to joining SR One, Mr. Chai served as Chief Financial Officer of Principia Biopharma Inc. from 2013 to 2020, where he led the company from an early-stage private venture-backed company to its acquisition by Sanofi S.A.. Mr. Chai previously served as Chief Financial Officer at MAP Pharmaceuticals, Inc. (acquired by Allergan, Inc.) and Vice President, Treasury and Investor Relations at CV Therapeutics, Inc. (acquired by Gilead Sciences, Inc.). Mr. Chai received his B.S. in Operations Research and Industrial Engineering from Cornell University. We believe that Mr. Chai’s extensive financial and executive experience provide him with the qualifications and skills to serve as a director of our company.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Composition of Our Board of Directors

Our business and affairs are managed under the direction of our board of directors, which currently consists of eight directors. Each director will continue to serve until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

Our board of directors may establish the authorized number of directors from time to time by resolution. In accordance with our amended and restated certificate of incorporation our board of directors will be divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•
the Class I directors are Anna Berkenblit, M.D. and Tim Kutzkey, Ph.D., and their terms will expire at our first annual meeting of stockholders following the consummation of the Business Combination;
•
the Class II directors are Shao-Lee Lin, M.D., Ph.D., Mace Rothenberg, M.D. and David J. Woodhouse, Ph.D., and their terms will expire at our second annual meeting of stockholders following the consummation of the Business Combination; and
•
the Class III directors are Christopher Y. Chai, Mary Haak-Frendscho, Ph.D. and Craig Parker, and their terms will expire at our third annual meeting of stockholders following the consummation of the Business Combination.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Mr. Chai and Drs. Berkenblit, Lin, Woodhouse, Haak-Frendscho, Kutzkey and Rothenberg do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares held by each non-employee director and the transactions described in the section titled “Certain Relationships and Related Party Transactions, and Director Independence.”

Committees of Our Board of Directors

Our board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors following the consummation of the Business Combination are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of the following members: Christopher Y. Chai, David J. Woodhouse, Ph.D. and Tim Kutzkey, Ph.D. Our board of directors has determined that each member of the audit committee satisfies the independence requirements under the Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Christopher Y. Chai. Our board of directors has determined that Christopher Y. Chai is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable listing standards. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of his or her employment.

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:

•
helping our board of directors oversee our corporate accounting and financial reporting processes;
•
managing and/or assessing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing related party transactions;
•
reviewing our policies on risk assessment and risk management;
•
reviewing, with our independent registered public accounting firm, our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues; and
•
pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter that satisfies the applicable listing standards of Nasdaq.

Compensation Committee

The board of directors has a compensation committee, which consists of the following members: Mary Haak-Frendscho, Ph.D., Anna Berkenblit, M.D. and Shao-Lee Lin, M.D., Ph.D. The chair of our compensation committee is Mary Haak-Frendscho, Ph.D. Our board of directors has determined that each member of the compensation committee satisfies the independence requirements under the listing standards of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate.

Specific responsibilities of our compensation committee include:

•
reviewing and recommending to our board of directors the compensation of our chief executive officer and other executive officers;
•
reviewing and recommending to our board of directors the compensation of our directors;
•
administering our equity incentive plans and other benefit programs;
•
reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management; and
•
reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

Our compensation committee operates under a written charter that satisfies the applicable listing standards of Nasdaq.

Nominating and Corporate Governance Committee

The board of directors continues to have a nominating and corporate governance committee, which consists of the following members: Tim Kutzkey, Ph.D., Christopher Y. Chai and Mace Rothenberg, M.D. The chair of our nominating and corporate governance committee is Tim Kutzkey, Ph.D. Our board of directors has determined that each member of the nominating and corporate governance committee satisfies the independence requirements under the listing standards of Nasdaq.

Specific responsibilities of our nominating and corporate governance committee include:

•
identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;
•
considering and making recommendations to our board of directors regarding the composition and chairpersonship of the board of directors and committees of our board of directors;
•
reviewing developments in corporate governance practices;
•
developing and making recommendations to our board of directors regarding corporate governance guidelines and matters; and
•
overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of Nasdaq.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics, or Code of Ethics, applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in accordance with applicable federal securities laws. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. The Code of Ethics is available on our website at www.surrozen.com. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

For the year ended December 31, 2021, our named executive officers consisted of our chief executive officer, chief financial officer and the next most highly compensated executive officer:

•
Craig Parker, our President and Chief Executive Officer;
•
Charles Williams, our Chief Financial Officer;
•
Wen-Chen Yeh, M.D., Ph.D., our Chief Scientific Officer; and
•
Gad Soffer, the Chief Executive Officer of Consonance prior to the consummation of the Business Combination.

No Consonance executive officers or directors received any cash compensation for services rendered to Consonance. Executive officers and directors, and any of their respective affiliates, were reimbursed for any out-of-pocket expenses incurred in connection with activities on Consonance’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Upon the closing of the Business Combination, the executive officers of Legacy Surrozen became executive officers of Surrozen, Inc.

Summary Compensation Table

The following table presents all of the compensation awarded to our named executive officers during the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Craig Parker	2021	495,750	—	3,470,726	246,150	—	4,212,626
President and Chief Executive Officer	2020	441,000	—	—	112,500	—	553,500
Charles Williams	2021	374,375	—	104,321	156,040	500	635,236
Chief Financial Officer	2020	30,493	40,000	510,800	—	—	581,293
Wen-Chen Yeh, M.D., Ph.D.	2021	376,330	—	216,043	151,200	500	744,073
Chief Scientific Officer	2020	358,000	—	57,060	82,000	500	497,560
Gad Soffer(5)	2021	—	—	—	—	—	—
Former Chief Executive Officer	2020	—	—	—	—	—	—

(1)
The amounts disclosed represent the aggregate grant date fair value of the stock options granted to our named executive officers during the fiscal year ended December 31, 2021 under our 2015 Plan, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in the notes to our audited financial statements included elsewhere in this Report. This amount does not reflect the actual economic value that may be realized by the named executive officer.
(2)
The amounts disclosed represent the applicable named executive officer’s total performance-based bonus earned for the fiscal year indicated, as described in this section below under “Non-Equity Incentive Plan Compensation.”
(3)
Amounts comprised of 401(k) plan matching contributions.
(4)
Represents Mr. Williams’ signing bonus in November 2020.
(5)
Mr. Soffer was Chief Executive Officer of Consonance and resigned in connection with the Business Combination.

Employment Arrangements

We have entered into employment agreements or offer letters with each of our named executive officers setting forth the terms and conditions of such executive’s employment with us. The employment agreements or offer letters generally will provide for at-will employment and set forth the executive officer’s initial base salary. Each of our named executive officers has executed our standard confidential information and invention assignment agreement.

The compensation committee has also adopted severance terms whereby executive officers shall receive certain benefits if their employment is terminated without cause or in connection with a change-in-control of the Company. If terminated not-for-cause, the named executive officers will receive nine months base salary (12 months for Mr. Parker) and nine months of continued benefits (12 months for Mr. Parker) but no acceleration of equity vesting requirements. If terminated in connection with a change-in-control of the Company, i.e., at any time within the 12-month period beginning three months prior to the change-in-control, the named executive officers will receive 12 months base salary (18 months for Mr. Parker), 100% of their target bonus (1.5 times the target bonus for Mr. Parker), 12 months continuation of benefits (18 months for Mr. Parker) and acceleration of all existing equity vesting requirements.

Prior to the closing of the Business Combination, Consonance did not enter into any employment agreements with its executive officers and did not make any agreements to provide benefits upon termination of employment.

Non-Equity Incentive Plan Compensation

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses under our Annual Cash Bonus Plan, or Bonus Plan. The compensation committee established the Bonus Plan to incentivize our employees and reward them upon the achievement of corporate performance goals. With respect to the performance-based cash bonuses of the named executive officers for 2021, the Bonus Plan targets the amount of the bonus at 50% of base salary for our chief executive officer and 40% for other executive officers. In 2020 it was targeted at 30% of base salary for all executive officers.

Actual amounts paid under the Annual Cash Bonus Plan generally depend on the extent to which (i) we achieve our corporate performance goals, and (ii) the employee achieves his or her individual goals that were established at the beginning of the year. After the end of each year, the board of directors determines the level or percentage at which the Company has achieved its corporate goals for the past year and sets the corporate performance goals for the next year. Corporate performance goals include stretch goals that reflect our desired progress and outcomes relating to the development of our product candidates and adherence to established budgets.

When determining the actual payout amount of our chief executive officer's performance-based cash bonus for 2021 and 2020, the compensation committee weighted 100% of its decision on the extent to which the Company achieved its corporate performance goals. When determining the actual payout amount of the performance-based cash bonus for our other executives, the compensation committee weighted 50% of its decision on the Company's attainment of corporate performance goals and 50% on the attainment of individual performance goals.

For the fiscal year ended December 31, 2021, our board of directors determined that the Company had achieved 90% of it corporate performance goals, so Mr. Parker received 90% of his targeted bonus. Mr. Williams and Dr. Yeh received 94% and 90% of their targeted bonus amounts, respectively, based on our 90% achievement of our 2021 corporate performance goals and 98% and 90% achievement of their personal goals, respectively.

For the fiscal year ended December 31, 2020, Mr. Parker and Dr. Yeh received a bonus at the annual target of 30% of their respective base salaries based on our achievement of our 2020 corporate performance goals and Dr. Yeh's achievement of his individual goals. Mr. Williams joined in November 2020 and was not eligible for a performance bonus for the fiscal year ended December 31, 2020.

All performance-based cash bonuses are generally paid within a few months after the year to which they relate, upon final determination by the compensation committee. The performance-based cash bonuses paid to our named executive officers for the fiscal years ended December 31, 2021 and 2020, as determined by the compensation committee based on the guidelines above, are set forth above in the "Summary Compensation Table" in the column titled “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards as of December 31, 2021

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2021.

			Option Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price Per Share ($)	Option Expiration Date
Craig Parker	04/11/2018	03/19/2018	296,406	(2)	19,761	0.69	04/10/2028
	02/07/2019	01/01/2019	25,615	(4)	9,514	1.26	02/06/2029
	02/23/2021	01/01/2021	80,505	(4)	270,792	10.77	02/22/2031
	08/12/2021	08/12/2021	—	(3)	183,335	10.25	08/12/2031
Charles Williams	12/14/2020	11/30/2020	47,571	(3)	128,077	5.13	12/13/2030
	08/12/2021	08/12/2021	—	(3)	14,597	10.25	08/12/2031
Wen-Chen Yeh, M.D., Ph.D.	02/07/2019	01/01/2019	6,403	(4)	2,379	1.26	12/31/2028
	02/13/2020	01/01/2020	16,832	(4)	18,297	2.97	02/12/2030

(1)
Each of the equity awards granted prior to August 12, 2021 was granted under the 2015 Plan. Each of the equity awards granted on August 12, 2021 or later were granted under the 2021 Plan. The 2015 Plan and 2021 Plan are described below under “Employee Benefit and Stock Plans.”
(2)
The shares subject to the option award vest over a four-year period, with 25% of the total number of shares subject to the option vesting on the one-year anniversary of the vesting commencement date, and the balance of the shares vesting in 36 equal monthly installments thereafter, subject to continued service through each such vesting date. The option award is subject to an early exercise provision and is immediately exercisable as of the grant date. 100% of the unvested shares subject to the option will immediately become fully vested in the event that, upon or following a change in control, the holder’s employment is terminated without cause or the holder resigns for good reason.
(3)
The shares subject to the option award vest over a four-year period, with 25% of the total number of shares subject to the option vesting on the one-year anniversary of the vesting commencement date, and the balance of the shares vesting in 36 equal monthly installments thereafter, subject to continued service through each such vesting date. The option award is subject to an early exercise provision and is immediately exercisable as of the grant date.
(4)
The shares subject to the option award vest over a four-year period in 48 equal monthly installments measured from the vesting commencement date, subject to continued service through each such vesting date. The option award is subject to an early exercise provision and is immediately exercisable as of the grant date.

Other Compensation and Benefits

Our named executive officers are eligible to participate in our employee benefit plans, including our 401(k) plan, medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as generally all of our other full-time exempt employees.

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the fiscal years ended December 31, 2021 and 2020. The New Surrozen Board may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Stock Plans

Prior to August 12, 2021, grants of equity awards were provided to our named executive officers under our 2015 Equity Incentive Plan, or the 2015 Plan. On August 12, 2021, we adopted the Surrozen, Inc. 2021 Equity Incentive Plan, or the 2021 Plan, which replaces and supersedes the 2015 Plan, except with respect to awards previously granted. The 2021 Plan authorizes us to grant equity and cash incentive awards to officers, directors, employees, and eligible service providers. A description of our stock plans can be found in Note 10 "Stock-Based Compensation Plan" of the consolidated financial statements in this Report.

Limitations of Liability and Indemnification Matters

The Certificate of Incorporation limits the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•
any breach of the director’s duty of loyalty to the corporation or its stockholders;
•
any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•
any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Certificate of Incorporation authorizes us to indemnify our directors, officers, employees and other agents to the fullest extent permitted by Delaware law. The Bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. The Bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that the Certificate of Incorporation and Bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our Certificate of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.

Director Compensation

We previously provided cash and equity-based compensation to certain of our non-employee directors. In addition, all non-employee directors are entitled to reimbursement of direct expenses incurred in connection with attending meetings of the board of directors or committees thereof. Our board of directors has approved a policy providing for annual non-employee director compensation.

The following table sets forth information regarding the compensation earned by or paid to our non-employee directors during the year ended December 31, 2021. Craig Parker, our President and Chief Executive Officer, is also a member of our board of directors, but did not receive any additional compensation for service as a director. The compensation earned by or paid to Mr. Parker as a named executive officer of Surrozen for the fiscal year ended December 31, 2021 is set forth in this item above under “Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash $	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Anna Berkenblit, M.D.	15,435	171,425	—	186,860
Tim Kutzkey, Ph.D.	31,063	—	—	31,063
Shao-Lee Lin, M.D., Ph.D.(3)	15,435	342,859	—	358,294
David J. Woodhouse, Ph.D.	16,399	171,073	—	187,472
Mary Haak-Frendscho, Ph.D.(4)	17,364	364,639	—	382,003
Mace Rothenberg, M.D.(5)	15,049	350,236	—	365,285
Christopher Y. Chai(6)	20,837	350,236	4,125	375,198
Mitchell Blutt, M.D.(7)	—	—	—	—
Benny Soffer, M.D.(7)	—	—	—	—
Donald J. Santel(7)	—	—	—	—
Christopher Haqq, M.D., Ph.D.(7)	—	—	—	—
Jennifer Jarrett(7)	—	—	—	—

(1)
The amounts reported represent the aggregate grant date fair value of the restricted stock awards granted during the fiscal year ended December 31, 2021 under Surrozen’s 2015 Plan, computed in accordance with Financial Accounting Standard Board Accounting Standards Codification, Topic 718, or ASC Topic 718. The assumptions used in calculating the grant-date fair value of the stock options reported in this column are set forth in the notes to Surrozen’s financial statements included elsewhere in this Report. This amount does not reflect the actual economic value that may be realized by the non-employee director.
(2)
As of December 31, 2021, Drs. Berkenblit and Woodhouse held restricted stock awards covering 35,129 shares of Surrozen common stock, respectively.
(3)
Pursuant to a letter agreement that Surrozen entered into with Dr. Lin in connection with her service on board of directors, Surrozen granted Dr. Lin a restricted stock award of 35,129 shares in January 2021.
(4)
Pursuant to a letter agreement that Surrozen entered into with Dr. Haak-Frendscho in connection with her service on board of directors, Surrozen granted Dr. Haak-Frendscho a restricted stock award of 35,129 shares in March 2021.
(5)
Pursuant to a letter agreement that Surrozen entered into with Dr. Rothenberg in connection with his service on board of directors, Surrozen granted Dr. Rothenberg a restricted stock award of 35,129 shares in April 2021.
(6)
Pursuant to a letter agreement that Surrozen entered into with Mr. Chai in connection with his service on board of directors, Surrozen granted Mr. Chai a restricted stock award of 35,129 shares in April 2021.
(7)
Resigned in connection with the Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock by:

•
each beneficial owner of more than 5% of our common stock;
•
each of our named executive officers and directors;
•
all of our named executive officers and directors as a group.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The beneficial ownership percentages set forth in the table below are based on 35,126,654 shares of common stock outstanding as of March 25, 2022.

Name and Address of Beneficial Owners (1)	Shares Beneficially Owned (2)	Percentage of Total Voting Power
Directors and Executive Officers:
Craig Parker(4)	493,372	1.4%
Wen-Chen Yeh (5)	269,495	*
Charles Williams (6)	72,624	*
Trudy Vanhove (7)	120,744	*
Anna Berkenblit (8)	35,129	*
Tim Kutzkey (3)	9,414,795	26.7%
Shao-Lee Lin (8)	35,129	*
David Woodhouse (8)	35,129	*
Mary Haak-Frendscho (8)	35,129	*
Mace Rothenberg (8)	35,129	*
Christopher Y. Chai (8)	35,129	*
All directors and executive officers as a group (11 persons) (9)	10,581,804	29.4%
Five Percent Holders:
Entities affiliated with Mitchell J. Blutt (10)	6,692,999	18.4%
Baker Bros. Advisors LP (11)	3,333,333	9.3%
Entities affiliated with the Column Group (12)	9,414,795	26.7%
The Regents of the University of California (13)	2,081,453	5.9%

* less than 1% beneficial ownership

(1)
Unless otherwise noted, the business address of each of the directors and officers is 171 Oyster Point Boulevard, Suite 400, South San Francisco, California 94080.
(2)
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days or subject to restricted stock units that vest within 60 days are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)
Includes: (a) (i) 4,108,427 shares held by The Column Group III, LP (“TCG III”) and (ii) 4,904,884 shares held by The Column Group III-A, LP (“TCG III-A”), (b) (i) 78,272 shares underlying warrants held by TCG III, and (ii) 88,394 shares underlying warrants held by TCG III-A, LP. The Column Group III GP, LP (“TCG III GP”), is the general partner of each of TCG III and TCG III-A. Dr. Kutzkey, David Goeddel and Peter Svennilson are the Managing Partners of TCG III GP and as such may each be deemed to share voting and investment power with respect to the securities held by each of TCG III and TCG III-A and disclaims beneficial ownership of the securities except to the extent of his pecuniary interests therein. The address for the entities listed herein is 1 Letterman Drive, Building D, Suite DM-900, San Francisco, CA 94129.
(4)
Consists of 493,372 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 25, 2022.
(5)
Consists of (a) 219,560 shares of common stock and 49,938 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 25, 2022.
(6)
Consists of 72,624 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 25, 2022.
(7)
Consists of (a) 22,834 shares of common stock and 97,910 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 25, 2022.
(8)
Consists of 35,129 shares of common stock subject to restricted stock awards.
(9)
Consists of Craig Parker, Trudy Vanhove, Wen-Chen Yeh, Charles Williams, Anna Berkenblit, Christopher Chai, Tim Kutzkey, Shao-Lee Lin, David Woodhouse, Mary Haak-Frendscho and Mace Rothenberg.
(10)
Includes (a) 3,497,500 shares of common stock, and (b) 1,165,832 shares of common stock underlying warrants held by private investment funds for which Consonance Capital Management LP ("Consonance Management") serves as investment adviser. As the general partner of Consonance Management, Consonance Capman GP LLC ("Capman") may direct the vote and disposition of the securities held by Consonance Management's investment funds. As manager and member of Capman, and as principal of Consonance Management, Dr. Mitchell J. Blutt may direct the vote and disposition of the shares of common stock held by Cponsonance Management's investment funds. Includes (a) 1,885,000 shares of common stock, and (b) 144,667 shares of common stock underlying warrants held by Consonance Life Sciences, LLC. Consonance Life Sciences is governed by a board of managers consisting of Dr. Mitchell J. Blutt, Benny Soffer and Kevin Livingston. As such, Dr. Mitchell J. Blutt, Dr. Benny Soffer and Kevin Livingston have voting and investment discretion of the shares held by Consonance Life Sciences and may be deemed to have shared beneficial ownership of the shares held by Consonance Life Sciences. Each of Dr. Mitchell J. Blutt, Dr. Benny Soffer and Kevin Livingston disclaims beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Based on information set forth in a Schedule 13D/A filed with the SEC on September 29, 2021.
(11)
Includes (a) (i) 2,315,223 shares of common stock, and (ii) 771,741 shares of common stock underlying warrants, in each case held by Baker Brothers Life Sciences, L.P. (“BBLS”) and (b) (i) 184,777 shares of common stock, and (ii) 61,592 shares of common stock underlying warrants, in each case held by 667, L.P. (“667”, and together with BBLS, the “BBA Funds”). Baker Bros. Advisors LP (“BBA”), is the investment adviser to the BBA Funds and has sole voting and investment power with respect to the securities held by the BBA Funds and thus may be deemed to beneficially own such securities. Baker Bros. Advisors (GP) LLC (“BBA-GP”), is the sole general partner of BBA and thus may be deemed to beneficially own the securities held by the BBA Funds. The principals of BBA-GP are Julian C. Baker and Felix J. Baker, who may be deemed to beneficially own the securities held by the BBA Funds. The address for BBA, BBA-GP, Julian C. Baker and Felix J. Baker and the BBA Funds is 860 Washington Street, 3rd Floor, New York, NY 10014. Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2022.
(12)
Includes: (a) (i) 4,108,427 shares held by The Column Group III, LP (“TCG III”) and (ii) 4,904,884 shares held by The Column Group III-A, LP (“TCG III-A”), (b) (i) 78,272 shares underlying warrants held by TCG III, and (ii) 88,394 shares underlying warrants held by TCG III-A, LP. The Column Group III GP, LP (“TCG III GP”), is the general partner of each of TCG III and TCG III-A. Dr. Kutzkey, David Goeddel and Peter Svennilson are the Managing Partners of TCG III GP and as such may each be deemed to share voting and investment power with respect to the securities held by each of TCG III and TCG III-A and disclaims beneficial ownership of the securities except to the extent of his pecuniary interests therein. The address for the entities listed herein is 1 Letterman Drive, Building D, Suite DM-900, San Francisco, CA 94129.
(13)
Includes: (a) 1,998,120 shares of common stock held by The Regents of the University of California (“UC”), and (b) 83,333 shares of common stock underlying warrants held by UC. The address for UC is 1111 Franklin Street, 6th Floor, Oakland, CA 94607. Based on information set forth in a Schedule 13G/A filed with the SEC on January 27, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information, as of December 31, 2021, relating to our equity compensation plans, which were approved by the Company’s stockholders. See Note 10 "Stock-Based Compensation Plan" of the consolidated financial statements in this Report for a summary of our equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,794,300	(1)	$6.31	4,819,368	(2)
Total	1,794,300		$6.31	4,819,368

(1)
Consists of 1,392,317 shares issuable upon exercise of outstanding options issued under the 2015 Plan and 401,983 shares issuable upon exercise of outstanding options issued under the 2021 Plan.
(2)
Consists of 4,344,699 shares reserved and remaining available for future awards under the 2021 Plan and 474,669 shares reserved and remaining available for issuance under the ESPP. The reserve for the 2021 Plan will automatically increase each year on January 1st by an amount equal to five percent (5%) of the fully-diluted common stock on December 31 of the preceding year. The reserve for the ESPP will automatically increase each year on January 1st by an amount equal to the lesser of (i) 1% of the fully-diluted common stock on December 31st of the preceding calendar year, and (ii) 474,669 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for Surrozen’s directors and executive officers, which are described elsewhere in this Report, described below are transactions since January 1, 2020 and each currently proposed transaction in which:

•
the amounts involved exceeded or will exceed $120,000; and
•
any of Surrozen directors, executive officers or holders of more than 5% of Surrozen outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Equity and other compensation, termination, change in control and other arrangements are described in the section titled “Executive Compensation.” Described below are certain other transactions with Surrozen directors, executive officers and stockholders.

Preferred Stock Financings

Series C Preferred Stock Financing

In May 2020 and June 2020, Surrozen issued and sold to investors in a private placement an aggregate of 28,571,423 shares of Surrozen’s Series C preferred stock in Surrozen’s Series C preferred stock financing at a purchase price of $1.75 per share for aggregate cash proceeds of approximately $50.0 million. Each share of such Series C preferred stock will automatically convert into one share of Surrozen common stock upon the consummation of the Business Combination.

The following table summarizes the Series C preferred stock purchased by holders of more than 5% of Surrozen’s capital stock and entities affiliated with Surrozen’s directors.

Participants	Series C Preferred Stock	Total Purchase Price
The Column Group III, LP(1)	2,898,318	$5,072,057
The Column Group III-A, LP(1)	3,273,110	$5,727,943
The Regents of the University of California	4,285,714	$7,500,000
Entities affiliated with Hartford Healthcare(2)	3,428,570	$5,999,998

(1)
Each of David Goeddel and Tim Kutzkey is a member of Surrozen’s board of directors and is a Managing Partner of The Column Group, LLC, which is the general partner of The Column Group III GP, LP, which is the general partner of The Column Group III, LP and The Column Group III-A, LP. Drs. Goeddel and Kutzkey are also managing members of The Column Group III Management, LP.
(2)
Consists of 1,714,285 shares of Series C Preferred Stock purchased by Hartford HealthCare Corporation Defined Benefit Master Trust and 1,714,285 shares of Series C Preferred Stock purchased by Hartford HealthCare Endowment, LLC.

UCSF License and Option Agreements

In January 2020, Surrozen entered into the UCSF Agreements with The Regents of the University of California, a holder of more than 5% of Surrozen’s capital stock, pursuant to which Surrozen obtained from The Regents of the University of California, or UCSF, non-exclusive licenses to make and use a certain human Fab naïve phage display library and to make and use a certain phage display llama VHH single domain antibody library for internal research and antibody discovery purposes and an option to negotiate with UCSF to obtain a non-exclusive license under UCSF’s rights in the applicable library to make, use, sell, offer for sale and import products incorporating antibodies identified or resulting from Surrozen’s use of such library, or licensed products. In consideration for the license and option rights under each UCSF Agreement, Surrozen paid UCSF a nominal option issue fee and agreed to pay UCSF a nominal annual option maintenance fee. If Surrozen exercises the option under either UCSF Agreement, Surrozen and UCSF will negotiate in good faith the terms of a commercial license agreement in addition to the pre-agreed terms which include payment to UCSF of a nominal license issue fee, nominal annual license maintenance fees, nominal to low six figure milestone payments for the achievement of a specified regulatory milestone event for each licensed product, nominal annual minimum royalties, which are creditable against earned royalties for the same year, and earned royalties equal to a sub-single digit percentage of Surrozen’s and Surrozen’s sublicensees’ net sales of licensed products.

For a more detailed description of the UCSF Agreements, see the section titled “Business—UCSF License and Option Agreements.”

Investors’ Rights Agreement

In connection with the Closing, that certain Registration and Shareholder Rights Agreement, dated November 18, 2020, was terminated, and New Surrozen, the Sponsor and certain stockholders of Surrozen (the “Investors”) entered into the Investors’ Rights Agreement, dated August 11, 2021, the form of which is attached as an exhibit to this Report and pursuant to which the Investors, subject to certain conditions, will be entitled to registration rights. The Investors include our officers and directors and certain significant stockholders, namely, The Column Group III, L.P., The Column Group III, L.P., The Regents of the University of California and the Sponsor.

Indemnification Agreements

The Certificate of Incorporation contains provisions limiting the liability of directors, and the Certificate of Incorporation provides that Surrozen indemnify each of Surrozen’s directors and officers to the fullest extent permitted under Delaware law. The Certificate of Incorporation also provides Surrozen’s board of directors with discretion to indemnify Surrozen’s employees and other agents when determined appropriate by the board.

In addition, Surrozen has entered into an indemnification agreement with each of Surrozen’s directors and executive officers, which requires Surrozen to indemnify them. For more information regarding these agreements, see the section titled “Surrozen’s Executive Compensation—Limitations of Liability and Indemnification Matters.”

Policies and Procedures for Related Person Transactions

The Surrozen board of directors has adopted a related person transaction policy setting forth the policies and procedures for the identification, review, and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which Surrozen and a related person were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, the Surrozen audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction, and the extent of the related person’s interest in the transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see the section above in Item 10 titled "Directors, Executive Officers and Corporate Governance."

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP for our fiscal year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees(1)	$2,232,000	$200,000
Total Fees	$2,232,000	$200,000

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes fees for services incurred in connection with the Business Combination.

Auditor Independence

In 2021, there were no other professional services provided by Ernst & Young LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Ernst & Young LLP.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee must review and pre-approve all audit and non-audit services provided by Ernst & Young LLP, which was our independent registered public accounting firm as of December 31, 2021, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

Requests or applications to provide services that require pre-approval by the Audit Committee must be accompanied by a statement of the independent auditors as to whether, in the auditor’s view, the request or application is consistent with the SEC’s and the Public Company Accounting Oversight Board’s rules on auditor independence. Each pre-approval request or application must also be accompanied by documentation regarding the specific services to be provided.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
Financial statements:

See Index to Consolidated Financial Statements at Item 8 herein.

(2)
Financial Statement Schedules.

All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(3)
Exhibits:

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

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on April 15, 2021).
10.2†	Form of Company Stockholder Support Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on April 15, 2021).
10.3	Form of CHFW Shareholder Support Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on April 15, 2021).
10.4

Investors' Rights Agreement, dated as of August 11, 2021, by and among Surrozen, Inc., Consonance Life Sciences, and certain other investors (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on August 17, 2021).

10.5+

Surrozen, Inc. 2021 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on August 17, 2021).

10.6+	Surrozen, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on August 17, 2021).
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on August 17, 2021).
10.8

Promissory Note dated September 4, 2020, issued by Consonance-HFW Acquisition Corp. to Consonance Life Sciences (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-249394), filed with the SEC on October 13, 2020).

10.9††

Amended and Restated License and Option Agreement for Llama Single Domain Antibody Phage Library, dated as of January 17, 2020, by and between Regents of the University of California and Surrozen, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4/A (File No. 333-256146), filed with the SEC on June 24, 2021).

10.10††

Amended and Restated License and Option Agreement for Human Naïve Fab Library, dated as of January 17, 2020, by and between Surrozen, Inc. and Regents of the University of California (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A (File No. 333-256146), filed with the SEC on June 24, 2021).

10.11††

Antibody Library Subscription Agreement, dated as of January 15, 2019, by and between Distributed Bio, Inc. and Surrozen, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4/A (File No. 333-256146), filed with the SEC on June 24, 2021).

10.12††

First Amendment to the Antibody Library Subscription Agreement, dated as of September 30, 2016, by and between Distributed Bio, Inc. and Surrozen, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4/A (File No. 333-256146), filed with the SEC on June 24, 2021).

10.13††

Exclusive (Equity) Agreement, dated as of March 23, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4/A (File No. 333-256146), filed with the SEC on June 24, 2021).

10.14††

Amendment No. 1 the Exclusive (Equity) Agreement, dated as of July 5, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4/A (File No. 333-256146), filed with the SEC on June 24, 2021).

10.15††

Amendment No. 2 to the Exclusive (Equity) Agreement, dated as of October 7, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4/A (File No. 333-256146), filed with the SEC on June 24, 2021).

10.16††

Amendment No. 3 to the Exclusive (Equity) Agreement, dated as of January 19, 2021, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4/A (File No. 333-256146), filed with the SEC on June 24, 2021).

10.17††

Exclusive License Agreement, dated as of June 6, 2018, by and between Surrozen, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4/A (File No. 333-256146), filed with the SEC on June 24, 2021).

10.18††

Purchase Agreement, dated as of February 18, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on February 24, 2022).

10.19

Registration Rights Agreement, dated as of February 18, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on February 24, 2022).

10.20*	Lease Agreement, dated as of August 4, 2016, by and between HCP Oyster Point III LLC and Surrozen, Inc.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.

† Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

†† The Company has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10). The Company agrees to furnish an unredacted copy of the Exhibit to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SURROZEN, INC.

Date: March 28, 2022	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Parker	President and Chief Executive Officer and Director	March 28, 2022
Craig Parker	(Principal Executive Officer)

/s/ Charles Williams	Chief Financial Officer	March 28, 2022
Charles Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tim Kutzkey, Ph.D.	Chair of the Board of Directors	March 28, 2022
Tim Kutzkey, Ph.D.

/s/ Anna Berkenblit, M.D.	Director	March 28, 2022
Anna Berkenblit, M.D.

/s/ Christopher Chai	Director	March 28, 2022
Christopher Chai

/s/ Mary Haak-Frendscho, Ph.D.	Director	March 28, 2022
Mary Haak-Frendscho, Ph.D.

/s/ Shao-Lee Lin, M.D., Ph.D.	Director	March 28, 2022
Shao-Lee Lin, M.D., Ph.D.

/s/ Mace Rothenberg, M.D.	Director	March 28, 2022
Mace Rothenberg, M.D.

/s/ David J. Woodhouse, Ph.D.	Director	March 28, 2022
David J. Woodhouse, Ph.D.