Form 10-Q
period 2022-03-31
Surrozen, Inc./DE
filed 2022-05-11
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 35,125,886 shares of common stock, par value $0.0001 per share, issued and outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021	2
	Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2022 and 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,305	$33,091
Short-term marketable securities	78,209	68,760
Prepaid expenses and other current assets	3,165	3,338
Total current assets	95,679	105,189

Property and equipment, net	4,672	4,794
Operating lease right-of-use assets	4,215	4,582
Long-term marketable securities	11,780	21,655
Restricted cash	405	405
Other assets	904	549
Total assets	$117,655	$137,174

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,045	$2,718
Accrued and other liabilities	4,927	8,662
Lease liabilities, current portion	2,143	2,193
Total current liabilities	8,115	13,573

Lease liabilities, noncurrent portion	5,074	5,600
Warrant liabilities	1,804	8,301
Total liabilities	14,993	27,474

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of March 31, 2022 and December 31, 2021; 35,126 and 35,034 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	253,683	252,464
Accumulated other comprehensive loss	(429)	(119)
Accumulated deficit	(150,596)	(142,649)
Total stockholders’ equity	102,662	109,700
Total liabilities and stockholders’ equity	$117,655	$137,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$9,371	$8,601
General and administrative	5,122	4,430
Total operating expenses	14,493	13,031
Loss from operations	(14,493)	(13,031)
Interest income	49	9
Other income	6,497	—
Net loss	(7,947)	(13,022)
Unrealized loss on marketable securities, net of tax	(310)	—
Comprehensive loss	$(8,257)	$(13,022)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.72)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,863	18,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	35,034	$4	$252,464	$(119)	$(142,649)	$109,700
Issuance of common stock under Equity Purchase Agreement	100	—	273	—	—	273
Repurchase of early exercised stock options	(8)	—	—	—	—	—
Vesting of early exercised stock options	—	—	30	—	—	30
Stock-based compensation expense	—	—	916	—	—	916
Other comprehensive loss	—	—	—	(310)	—	(310)
Net loss	—	—	—	—	(7,947)	(7,947)
Balance at March 31, 2022	35,126	$4	$253,683	$(429)	$(150,596)	$102,662

	Redeemable convertible				Additional	Accumulated other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020, as previously reported	95,290	$133,097	8,649	$1	$2,196	$—	$(88,001)	$(85,804)
Retroactive application of recapitalization	(95,290)	(133,097)	9,608	1	133,096	—	—	133,097
Balance at December 31, 2020, after effect of Business Combination	—	—	18,257	2	135,292	—	(88,001)	47,293
Exercises of stock options	—	—	76	—	196	—	—	196
Restricted stock granted	—	—	123	—	—	—	—	—
Reclassification to liability for early exercised stock options	—	—	—	—	(120)	—	—	(120)
Vesting of early exercised stock options	—	—	—	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	475	—	—	475
Net loss	—	—	—	—	—	—	(13,022)	(13,022)
Balance at March 31, 2021, after effect of Business Combination	—	$—	18,456	$2	$135,873	$—	$(101,023)	$34,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(7,947)	$(13,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	534	511
Stock-based compensation	916	475
Non-cash operating lease expense	367	309
Amortization of premium on marketable securities, net	116	—
Change in fair value of warrant liabilities	(6,497)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	274	(328)
Other assets	(24)	(1)
Accounts payable	(1,755)	431
Accrued and other liabilities	(3,782)	1,800
Operating lease liabilities	(576)	(507)
Net cash used in operating activities	(18,374)	(10,332)

Investing activities:
Purchases of property and equipment	(412)	(343)
Purchases of marketable securities	—	(1,099)
Net cash used in investing activities	(412)	(1,442)

Financing activities:
Proceeds from exercise of stock options	—	196
Net cash provided by financing activities	—	196

Net decrease in cash, cash equivalents and restricted cash	(18,786)	(11,578)
Cash, cash equivalents and restricted cash at beginning of period	33,496	35,387
Cash, cash equivalents and restricted cash at end of period	$14,710	$23,809

Supplemental disclosure of noncash investing and financing activities:
Deferred costs related to Equity Purchase Agreement included in accounts payable, accrued liabilities and additional paid-in capital	$432	$—
Transaction costs in Business Combination included in accrued liabilities	$—	$267
Purchases of property and equipment included in accounts payable	$—	$37
Vesting of early exercises of stock options	$30	$30
Reclassification of early exercised stock options to liability	$—	$120

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	March 31,
	2022	2021
Cash and cash equivalents	$14,305	$23,404
Restricted cash	405	405
Cash, cash equivalents and restricted cash	$14,710	$23,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business

Organization

Surrozen, Inc., or the Company, formerly known as Consonance-HFW Acquisition Corp., or Consonance, is a preclinical stage biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues, for human diseases. The Company, a Delaware corporation, is located in South San Francisco, California.

Business Combination and Private Investment in Public Entity Financing

Consonance was a blank check company incorporated as a Cayman Islands exempted company on August 21, 2020. It was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On August 11, 2021, Consonance consummated a business combination, or the Business Combination, among Consonance, Perseverance Merger Sub Inc., a subsidiary of Consonance, and Surrozen, Inc., or Legacy Surrozen, a Delaware company incorporated on August 12, 2015. Upon closing of the Business Combination, Consonance became a Delaware corporation and was renamed to Surrozen, Inc., Legacy Surrozen, was renamed to Surrozen Operating, Inc., and Legacy Surrozen continued as a wholly-owned subsidiary of the Company. See Note 3, "Recapitalization" for additional details.

Liquidity

The Company has incurred net operating losses each period since inception. During the three months ended March 31, 2022 and 2021, the Company incurred a net loss of $7.9 million and $13.0 million, respectively. During the three months ended March 31, 2022 and 2021, the Company used $18.4 million and $10.3 million of cash in operations. As of March 31, 2022, the Company had an accumulated deficit of approximately $150.6 million. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to the research and development activities. As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $104.3 million.

In February 2022, the Company entered into a purchase agreement, or the Equity Purchase Agreement, and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock from time to time at the Company’s sole discretion over a 36-month period commencing on April 27, 2022 (see Note 8).

Management believes that the existing cash, cash equivalents, and marketable securities are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its unaudited condensed consolidated financial statements. However, if the Company’s anticipated cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.

The Business Combination discussed in Note 1 was accounted for as a reverse recapitalization with Legacy Surrozen as the accounting acquirer and Consonance as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Surrozen at their historical cost as if Legacy Surrozen is the predecessor to the Company. The unaudited condensed consolidated financial statements following the closing of the Business Combination reflect the results of the combined entity’s operations. All issued and outstanding common stock, redeemable convertible preferred stock and stock awards of Legacy Surrozen and per share amounts contained in the unaudited condensed consolidated financial statements for the periods presented prior to the closing of the Business Combination have been retroactively restated to reflect the exchange ratio established in the Business Combination. See Note 3, “Recapitalization” for additional details.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2022.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, certain accruals for research and development activities, the fair value of common stock prior to the Business Combination, stock-based compensation expense and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash, cash equivalents and marketable securities. The Company's cash is held by one financial institution that management believes is creditworthy. Such deposits held with the financial institution may at times exceed federally insured limits, however, its exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the unaudited condensed consolidated balance sheets. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company's policy is to invest cash in institutional money market funds and marketable securities with high credit quality to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, U.S. government bonds, foreign bonds, commercial paper and corporate debt securities. The Company has not experienced any losses on its cash equivalents and marketable securities.

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

Short-term marketable securities have maturities less than or equal to one year as of the balance sheet date. Long-term marketable securities have maturities greater than one year as of the balance sheet date. These marketable securities are carried at estimated fair value with unrealized holding gains and losses included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss when earned.

The Company periodically evaluates its available-for-sale marketable securities for impairment. When the fair value of a marketable security is below its amortized cost, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income on the unaudited condensed consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive loss in stockholders’ equity.

Warrant Liabilities

The Company's Public Warrants, Private Placement Warrants and PIPE Warrants were classified as liabilities (see Note 8). At the end of each reporting period, any changes in fair value during the period are recognized in other income within the unaudited condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liabilities for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are antidilutive. The following table presents the potential common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (in thousands):

	March 31,
	2022	2021

Options outstanding	3,336	1,537
Unvested restricted stock	143	119
Unvested common stock subject to repurchase	53	115
Warrants to purchase common stock	1,804	—
Total	5,336	1,771

Note 3. Recapitalization

On August 11, 2021, Consonance consummated the Business Combination (see Note 1). Immediately after the consummation of the Business Combination, certain investors subscribed for and purchased an aggregate of 12.0 million units, each consisting of one share of the Company’s common stock and one-third of one redeemable warrant, for a purchase price of $10.00 per unit through a private investment in public entity financing, or PIPE Financing. In connection with the Business Combination and PIPE Financing, Legacy Surrozen received the aggregate cash consideration of $128.8 million, after deducting the transaction fees incurred by Consonance. The cash consideration was comprised of $8.6 million in proceeds from issuance of common stock upon the closing of the Business Combination and $120.2 million in proceeds from the PIPE Financing. The Company incurred transaction costs of $6.3 million, consisting of legal, accounting and other professional services directly related to the Business Combination, $0.4 million of which were allocated to the warrant liabilities assumed and recognized as other expenses when incurred. The remaining $5.9 million were recorded as a reduction of additional paid-in capital in the unaudited condensed consolidated balance sheet. Legacy Surrozen was deemed the accounting acquirer in the Business Combination and the Business Combination was accounted for as a reverse recapitalization based on the following predominant factors:

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

Note 4. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$11,565	$—	$—	$11,565
Commercial paper	—	49,161	—	49,161
Corporate bonds	—	19,309	—	19,309
Government bonds	—	17,833	—	17,833
Foreign bonds	—	3,686	—	3,686
Total financial assets measured at fair value	$11,565	$89,989	$—	$101,554

Liabilities(2):
Public Warrants	$767	$—	$—	$767
Private Placement Warrants	—	36	—	36
PIPE Warrants	—	1,001	—	1,001
Total financial liabilities measured at fair value	$767	$1,037	$—	$1,804

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$32,310	$—	$—	$32,310
Commercial paper	—	49,136	—	49,136
Corporate bonds	—	19,480	—	19,480
Government bonds	—	18,082	—	18,082
Foreign bonds	—	3,717	—	3,717
Total financial assets measured at fair value	$32,310	$90,415	$—	$122,725

Liabilities(2):
Public Warrants	$3,527	$—	$—	$3,527
Private Placement Warrants	—	166	—	166
PIPE Warrants	—	4,608	—	4,608
Total financial liabilities measured at fair value	$3,527	$4,774	$—	$8,301

(1)
Money market funds are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
(2)
See the definition and discussion of Public Warrants, Private Placement Warrants and PIPE Warrants in Note 9.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three months ended March 31, 2022.

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

The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. The Private Placement Warrants and PIPE Warrants are classified as Level 2 due to the use of observable market data for identical or similar liabilities. The fair value of each Private Placement Warrant and PIPE Warrant was determined to be consistent with that of a Public Warrant because the Private Placement Warrants and PIPE Warrants are also subject to the make-whole redemption feature, which allows the Company to redeem both types of warrants on similar terms when the stock price is in the range of $10 to $18 per share.

The following tables provide the Company’s marketable securities by security type (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$49,161	$—	$—	$49,161
Corporate bonds	19,422	—	(113)	19,309
Government bonds	6,135	—	(82)	6,053
Foreign bonds	3,705	—	(19)	3,686
Total short-term marketable securities	$78,423	$—	$(214)	$78,209

Government bonds	$11,995	$—	$(215)	$11,780
Total long-term marketable securities	$11,995	$—	$(215)	$11,780

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$49,136	$—	$—	$49,136
Corporate bonds	15,920	4	(17)	15,907
Foreign bonds	3,725	—	(8)	3,717
Total short-term marketable securities	$68,781	$4	$(25)	$68,760

Government bonds	$18,165	$—	$(83)	$18,082
Corporate bonds	3,588	—	(15)	3,573
Total long-term marketable securities	$21,753	$—	$(98)	$21,655

The following table indicates the length of the time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 (dollars in thousands):

		Less Than 12 Months
	Number of Investments	Fair Value	Unrealized Losses
Corporate bonds	7	$19,309	$113
Government bonds	3	17,833	297
Foreign bonds	2	3,686	19
	12	$40,828	$429

As of March 31, 2022 and December 31, 2021, all short-term marketable securities had maturities of one year or less. All long-term marketable securities as of March 31, 2022 and December 31, 2021 had maturities of greater than one year but less than two years. There have been no significant realized gains or losses on the short-term and long-term marketable securities during the three months ended March 31, 2022 and 2021. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. The Company determined that the unrealized loss was primarily attributed to changes in current market interest rates and not to credit quality. The Company does not intend to sell the marketable securities that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the marketable securities before the recovery of the amortized cost basis, which may be at maturity. As a result, the Company did not recognize any other-than-temporary impairment losses as of March 31, 2022.

Note 5. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development expenses	$1,920	$3,666
Accrued payroll and related expenses	1,793	2,887
Accrued professional service fees	373	1,520
Liability for early exercised stock options	167	205
Other	674	384
Accrued and other liabilities	$4,927	$8,662

Note 6. License Agreements

Stanford License Agreements

In March 2016, the Company entered into a license agreement with Stanford University, or the 2016 Stanford Agreement, which was amended in July 2016, October 2016 and January 2021, pursuant to which the Company obtained from Stanford a worldwide, exclusive, sublicensable license under certain patents, rights, or licensed patents and technology related to its engineered Wnt surrogate molecules to make, use, import, offer to sell and sell products that are claimed by the licensed patents or that use or incorporate such technology, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases. The Company agreed to pay Stanford an aggregate of up to $0.9 million for the achievement of specified development and regulatory milestones, and an aggregate of up to $5.0 million for achievement of specified sales milestones. Stanford is also entitled to receive royalties from the Company equal to a very low single digit percentage of the Company’s and its sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Additionally, the Company agreed to pay Stanford a low double-digit percentage of non-royalty sublicense consideration received by the Company in connection with any sublicense granted to a third-party and, if the Company is acquired, a one-time change of control fee in the low six figures.

In June 2018, the Company entered into another license agreement with Stanford, or the 2018 Stanford Agreement, pursuant to which the Company obtained from Stanford a worldwide, exclusive, sublicensable license under certain patent rights related to its surrogate R-spondin proteins, or the licensed patents, to make, use, import, offer to sell and sell products that are claimed by the licensed patents, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases, or the exclusive field. Additionally, Stanford granted the Company a worldwide, non-exclusive, sublicensable license under the licensed patents to make and use licensed products for research and development purposes in furtherance of the exclusive field and a worldwide, non-exclusive license to make, use and import, but not to offer to sell or sell, licensed products in any other field of use. The Company agreed to pay Stanford an aggregate of up to $0.4 million for the achievement of specified development and regulatory milestones. Stanford is also entitled to receive royalties from the Company equal to a sub-single digit percentage of the Company’s and its sublicensees’ net sales of licensed products. Additionally, the Company agreed to pay Stanford a one-time payment in the low six figures for each sublicense of the licensed patents that the Company grants to a third party and, if the Company is acquired, a one-time nominal change of control fee.

For the three months ended March 31, 2022 and 2021, the Company incurred de minimis research and development expenses under the Stanford agreements. No milestones have been achieved as of March 31, 2022.

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

In January 2020, the Company amended and restated the UCSF Agreements to provide non-exclusive licenses to make and use a certain human Fab naïve phage display library and to make and use a certain phage display llama VHH single domain antibody library for internal research and antibody discovery purposes and an option to negotiate with UCSF to obtain a non-exclusive commercial license under UCSF’s rights in the applicable library to make, use, sell, offer for sale and import products incorporating antibodies identified or resulting from the Company’s use of such library, or licensed products.

In March 2022, the Company exercised the option under the UCSF Agreements and entered into a non-exclusive commercial license agreement to make and use licensed products derived from the phage display llama VHH single domain antibody library. Under the commercial license agreement, the Company paid UCSF a nominal license issue fee and agreed to pay a nominal annual license maintenance fee, five- to six-digit payments per licensed product upon achievement of a regulatory milestone, nominal minimum annual royalties, and earned royalties equal to a sub-single digit percentage of the Company’s and the Company’s sublicensees’ net sales of licensed products.

For the three months ended March 31, 2022 and 2021, the Company incurred de minimis research and development expenses under the UCSF Agreements and the commercial license agreement. No milestones have been achieved as of March 31, 2022.

Distributed Bio Subscription Agreement

In September 2016, the Company entered into, and in January 2019, the Company amended, an antibody library subscription agreement with Charles River Laboratories International, Inc., formerly known as Distributed Bio, or the Distributed Bio Agreement, in which the Company obtained from Distributed Bio a non-exclusive license to use Distributed Bio’s antibody library to identify antibodies directed to an unlimited number of the Company’s proprietary targets and to make, use, sell, offer for sale, import and exploit products incorporating the antibodies that the Company identifies, or licensed products. The Company agreed to pay Distributed Bio an annual fee in the low six figures after the first three years. Additionally, the Company agreed to pay Distributed Bio an aggregate of $5.9 million for each licensed product that achieves specified development, regulatory and commercial milestones and royalties equal to a very low single digit percentage of the Company’s and its sublicensees’ net sales of licensed products. The Company’s obligation to pay royalties will end for each licensed product ten years after its first commercial sale.

For the three months ended March 31, 2022 and 2021, the Company incurred de minimis research and development expenses under the Distributed Bio Agreement. No milestones have been achieved during the three months ended March 31, 2022.

Note 7. Commitments and Contingencies

Lease Agreements

In August 2016, the Company entered into a lease agreement for office and lab space, which consists of approximately 32,813 square feet of rental space in South San Francisco, California. The office space lease is classified as an operating lease. The initial lease term commenced in May 2017 and ends in April 2025, with rent payments escalating each year. The Company has options to extend the lease for additional years, but the exercise of the option was not reasonably certain. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.4 million, which is recorded as restricted cash in the unaudited condensed consolidated balance sheets.

In January 2020, the Company entered into a lease agreement for a term of 18 months for approximately 6,478 square feet of office space. This office space lease, which commenced in June 2020, is classified as an operating lease and the rent payments escalate after 14 months. In September 2021, the Company amended the lease to extend the lease term until June 2022.

The operating lease expense for the three months ended March 31, 2022 and 2021 was $0.5 million, respectively.

Aggregate future minimum rental payments under the operating leases as of March 31, 2022, were as follows (in thousands):

Remaining nine months ending December 31, 2022	$2,014
Year ending December 31, 2023	2,596
Year ending December 31, 2024	2,670
Year ending December 31, 2025	891
Total lease payments	8,171
Less: Imputed interest	(954)
Operating lease liabilities	$7,217

Note 8. Stockholders’ Equity

Equity Purchase Agreement

In February 2022, the Company entered into the Equity Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock with a maximum of 7,003,383 shares from time to time at the Company’s sole discretion over a 36-month period commencing on April 27, 2022. The Company also entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the SEC the registration statement to register for resale under the Securities Act of 1933, as amended, the shares of common stock that have been or may be issued to Lincoln Park under the Equity Purchase Agreement. The registration statement was effective on April 5, 2022.

Upon execution of the Equity Purchase Agreement, the Company issued 0.1 million shares of common stock to Lincoln Park with the fair value of $0.3 million as consideration for Lincoln Park’s commitment to purchase the Company’s common stock. The Company incurred the costs of $0.5 million, primarily consisting of the commitment shares issued and the legal fees related to the Equity Purchase Agreement, that were recorded as deferred charges included in other assets on the unaudited condensed consolidated balance sheet and will be recognized against the proceeds from the sale of common stock under the Equity Purchase Agreement. In the event that the Company sells its common stock under the Equity Purchase Agreement for an aggregate price equal to or greater than $30.0 million, the Company shall pay the additional commitment fee of $0.1 million to Lincoln Park.

As contemplated by the Equity Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $1.00 per share, the Company may direct Lincoln Park, at its sole discretion, to purchase up to 30,000 shares of its common stock, or the Regular Purchase Share Limit, on any business day at a purchase price per share equal to the lower of: (i) the lowest price of the Company’s common stock on the applicable purchase date and (ii) the average of the 3 lowest closing prices of the Company’s common stock during the 10 consecutive business days preceding such purchase date. The Regular Purchase Share Limit may be increased to up to 35,000 shares and 40,000 shares if the closing price of the Company’s common stock is not below $10.00 per share and $12.00 per share, respectively. Any single purchase of the Company’s common stock shall not exceed $3.5 million.

The Company may also direct Lincoln Park to purchase additional shares no less than the Regular Purchase Share Limit and no greater than 500,000 shares at a purchase price per share equal to 96% of the lower of (i) the closing price of the Company’s common stock on the purchase date and (ii) the weighted average price of the Company’s common stock on the purchase date.

As of March 31, 2022, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

Note 9. Common Stock Warrants

In connection with the Business Combination, Legacy Surrozen, as the accounting acquirer, was deemed to assume warrants held by Consonance’s stockholders, or the Public Warrants, and warrants held by Consonance's sponsor, or the Private Placement Warrants. In addition, in the PIPE Financing, certain investors subscribed for and purchased an aggregate of 12.0 million units, each consisting of one share of the Company’s common stock and one-third of one redeemable warrant, or PIPE Warrants. All of these warrants were outstanding as of March 31, 2022. The following table sets forth the common stock warrants outstanding as of March 31, 2022 (in thousands, except exercise price per warrant):

Type	Classification	Expiration Date	Exercise Price per Warrant	Number of Warrants	Fair Value
Public Warrants	Liability	August 12, 2026	$11.50	3,067	$767
Private Placement Warrants	Liability	August 12, 2026	11.50	145	36
PIPE Warrants	Liability	August 12, 2026	11.50	4,007	1,001
Total				7,219	$1,804

Public Warrants

Each whole Public Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 12, 2026 or upon redemption or liquidation. The exercise price and number of shares issuable upon exercise of the Public Warrants may be adjusted in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The Company would not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and would have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the common stock underlying the Public Warrants is then effective. The registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, was effective in November 2021. The Company shall use its efforts to maintain the effectiveness of the registration statement until the expiration or redemption of the Public Warrants. If the Company fails to have maintained an effective registration statement, the Public Warrant holders have the right to exercise the Public Warrants on a cashless basis until such time as there is an effective registration statement.

The Company may redeem the outstanding Public Warrants at a price of $0.01 per warrant if the closing price of common stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and similar transaction). Additionally, the Company may redeem the outstanding Public Warrants at a price of $0.10 per warrant if the closing price of common stock equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and similar transaction). Notice of redemption shall be mailed to the Public Warrant holders no less than 30 days prior to the redemption date, or the Redemption Period. If the closing price of common stock equals or exceeds $10.00 per share and is less than $18.00 per share, during the Redemption Period, the Public Warrant holders may elect to exercise their Public Warrants on a cashless basis based on a make-whole table.

In no event will the Company be required to net cash settle the Public Warrants. The Public Warrant holders do not have the rights or privileges of common stockholders and any voting rights until they exercise their Public Warrants and receive common stock.

Private Placement Warrants

The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, except that so long as they are held by Consonance's sponsor or any of its permitted transferees, the Private Placement Warrants: (i) may be exercised for cash or on a cashless basis, (ii) may not be transferred, assigned or sold until 30 days after the completion of the Business Combination, (iii) shall not be redeemable by the Company if the closing price of common stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and similar transaction) and (iv) shall only be redeemable if the closing price of common stock is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and similar transaction). If the Private Placement Warrants are held by holders other than Consonance's sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

PIPE Warrants

Each whole PIPE Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing on November 23, 2021 and terminating on August 12, 2026. The PIPE Warrants are the same in all respects as the Public Warrants except that the PIPE Warrants are not redeemable before August 12, 2022.

Classification

The Public Warrants, Private Placement Warrants and PIPE Warrants are not considered indexed to the Company’s common stock as certain provisions of the warrant agreements could change the settlement amount of these warrants. As a result, they were classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in the other income within the unaudited condensed consolidated statements of operations and comprehensive loss at each reporting date. See Note 4 for the discussion of warrant valuations.

Note 10. Stock-Based Compensation Plan

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options, or ISOs, or nonqualified stock options, or NSOs. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options under the 2021 Plan generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. As of March 31, 2022, there were 5.0 million shares of common stock available for issuance under the 2021 Plan.

Stock Options

A summary of stock option activity is set forth below:

	Options outstanding
			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual Life	Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding – December 31, 2021	1,794	$6.31	8.43
Granted	1,567	3.46
Exercised	—	—
Cancelled	(25)	5.94
Outstanding – March 31, 2022	3,336	4.98	8.97	$1,168
Exercisable – March 31, 2022	802	3.35	7.30	1,025

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest is the difference between the exercise price of the options and the fair value of the Company’s common stock at March 31, 2022.

During the three months ended March 31, 2022, the Company granted options with a weighted-average grant-date fair value of $2.39 per share.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.03	6.00
Expected volatility	80.15%	63.43%
Risk-free rate	1.59%	0.78%
Dividend yield	—	—

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity:

		Weighted
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value
RSAs, unvested at December 31, 2021	161	$9.39
Granted	—	—
Vested	(18)	7.41
Forfeited	—	—
RSAs, unvested at March 31, 2022	143	9.63

The fair value of restricted stock awards vested during the three months ended March 31, 2022 was $0.1 million.

Stock-Based Compensation

Total stock-based compensation recorded in the unaudited condensed consolidated statements of operations and comprehensive loss related to stock options and restricted stock awards was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$333	$175
General and administrative	583	300
Total stock-based compensation expense	$916	$475

As of March 31, 2022, there was approximately $10.6 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 3.18 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Report, and our consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed on March 28, 2022. Unless otherwise indicated, the terms “Surrozen,” “we,” “us,” or “our” refer to Surrozen Operating, Inc., or Legacy Surrozen prior to the Business Combination with Consonance-HFW Acquisition Corp. and Surrozen, Inc., formerly known as Consonance-HFW Acquisition Corp., together with its consolidated subsidiaries after giving effect to the Business Combination.

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

Overview

We are discovering and developing biologic drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues, for human diseases. Building upon the seminal work of our founders and scientific advisors who discovered the Wnt gene and key regulators of the Wnt pathway, we have made breakthrough discoveries that we believe will overcome previous limitations in harnessing the potential of Wnt biology. These breakthroughs enable us to rapidly and flexibly design tissue-targeted therapeutics that modulate Wnt signaling. As a result of our discoveries, we are pioneering the selective activation of Wnt signaling, designing and engineering Wnt pathway mimetics, and advancing tissue-specific Wnt candidates. Our lead product candidates are multi-specific, antibody-based therapeutics that mimic the roles of naturally occurring Wnt or R-spondin proteins, which are involved in activation and enhancement of the Wnt pathway, respectively. Given Wnt signaling is essential in tissue maintenance and regeneration throughout the body, we have the potential to target a wide variety of severe diseases, including certain diseases that afflict the intestine, liver, retina, cornea, lung, kidney, cochlea, skin, pancreas and central nervous system. In each of these areas, we believe our approach has the potential to change the treatment paradigm for the disease and substantially impact patient outcomes. Our strategy is to exploit the full potential of Wnt signaling by identifying disease states responsive to Wnt modulation, design tissue-specific therapeutics, and advance candidates into clinical development in targeted indications with high unmet need. Our unique approach and platform technologies have led to the discovery and advancement of two lead product candidates. We plan to initiate a Phase 1 clinical trial in the third quarter of 2022 for SZN-1326, our candidate in development for moderate to severe inflammatory bowel disease, or IBD, with ulcerative colitis, or UC, as our first proposed indication. Furthermore, we plan to initiate a Phase 1 clinical trial in the third quarter of 2022 for SZN-043, our candidate in development for severe alcoholic hepatitis, or AH. We expect to nominate additional lead candidates and advance them into the clinic in 2023 and beyond. In January 2022, we nominated SZN-413, as a development candidate for the treatment of retinal vascular -associated diseases.

The chart below represents a summary of our wholly owned product candidates:

By leveraging our scientific capabilities and approach, we have identified more than 20 potential tissue types to explore. In our most advanced research programs, we are developing potential therapeutics for ocular diseases such as retinal vascular diseases. Genetic studies in the literature have identified that the Wnt signaling pathway is critical for maintenance of healthy retinal blood vessels. We have shown that activation of Wnt-pathway signaling can potentially reverse vascular damage through a mechanism that is distinct from the mechanisms of currently approved therapeutics that target angiogenesis. We also have identified the potential for regeneration of retinal pigment epithelium, or RPE, an important cell type in the retina. RPE cells are required for maintenance and viability of photoreceptors and as such are a potential target for the treatment of dry AMD. We are also assessing the potential to drive tissue repair in conditions such as hearing loss and diseases resulting in tissue injury to organs including the cornea, lacrimal gland, lung and kidney.

The chart below represents a summary of our wholly-owned research programs:

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. During the three months ended March 31, 2022 and 2021, we incurred net losses of $7.9 million and $13.0 million. As of March 31, 2022, we had an accumulated deficit of $150.6 million and cash, cash equivalents and marketable securities of $104.3 million.

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

Impacts of the Conflict between Russia and Ukraine and the COVID-19 Pandemic

Russia invaded Ukraine in February 2022 and is still engaged in active armed conflict against the country. The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor developments closely. To date, our financial condition and operations have not been significantly impacted by the conflict between Russia and Ukraine and the COVID-19 pandemic. The extent of the impact on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the actions of U.S. and foreign governments to impose sanctions on Russia and to slow the spread of the COVID-19 and their impact on our preclinical development activities, regulatory agencies, clinical research organizations, or CROs, third-party manufacturers, other third parties with whom we do business, and, if we obtain regulatory approval to commence dosing in humans, trial enrollment and trial sites. We will continue to actively monitor the rapidly evolving situation and may take actions that alter our operations, including those that may be required by federal, state or local authorities or that we determine are in the best interests of our employees and other third parties with whom we do business.

UCSF Commercial License Agreement

In March 2022, we exercised the option under the amended and restated license and option agreements with The Regents of the University of California executed in January 2020 and entered into a non-exclusive commercial license agreement to make and use licensed products derived from the phage display llama VHH single domain antibody library. Under the commercial license agreement, we paid UCSF a nominal license issue fee and agreed to pay a nominal annual license maintenance fee, five- to six-digit payments per licensed product upon achievement of a regulatory milestone, nominal minimum annual royalties, and earned royalties equal to a sub-single digit percentage of our and our sublicensees’ net sales of licensed products.

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

•
our ability, and the ability of our primary business partners, to hire and retain key personnel;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the conflict between Russia and Ukraine and the current COVID-19 pandemic environment;
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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and stock-based compensation expense for personnel in executive, finance, human resources, business and corporate development, legal, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses, and costs associated with compliance with the rules and regulations of the SEC and those of the Nasdaq. We expect that our general and administrative expenses will increase significantly for the foreseeable future to support our expanding headcount and operations.

Interest Income

Interest income consists primarily of interest earned on our cash equivalents and marketable securities.

Other Income

Other income consists of the gain on the change in fair value of warrant liabilities.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
Operating expenses:
Research and development	$9,371	$8,601	$770	9%
General and administrative	5,122	4,430	692	16%
Total operating expenses	14,493	13,031	1,462	11%
Loss from operations	(14,493)	(13,031)	(1,462)	11%
Interest income	49	9	40	444%
Other income	6,497	—	6,497	*
Net loss	$(7,947)	$(13,022)	$5,075	-39%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (dollars in thousands):

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
External expenses(1)	$3,366	$4,314	$(948)	-22%
Internal costs:
Personnel expenses (including stock-based compensation)	4,194	2,971	1,223	41%
Facilities and other expenses	1,811	1,316	495	38%
Total research and development expenses	$9,371	$8,601	$770	9%

(1) In future periods when clinical trial expenses are incurred, external expenses will be broken out between our clinical programs and preclinical programs.

The increase of $0.8 million, or 9%, in research and development expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is due in part to the $1.2 million increase in personnel-related expenses as a result of a higher headcount and options granted to our employees and the increase of $0.5 million in facilities and other expenses is attributable to the increase in headcount and corporate insurance, offset by the $0.3 million decrease in external expenses primarily due to the completion of manufacturing drug substance for our SZN-1326 and SZN-043 programs.

General and Administrative Expenses

The increase of $0.7 million, or 16%, in general and administrative expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily attributable to the $1.3 million increase in personnel-related expenses due to an increase in headcount and options granted to our employees and the $0.5 million increase in corporate insurance, offset by the $1.1 million decrease in professional and consulting service fees related to the potential initial public offering prior to our decision to commence the business combination with Consonance-HFW Acquisition Corp.

Interest Income

The increase of $40,000, or 444%, in interest income for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily due to the increase in investments in money market funds and marketable securities.

Other Income

The increase of $6.5 million in other income for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is related to the gain on the change in fair value of warrant liabilities.

Liquidity and Capital Resources

Since inception, we have incurred significant net operating losses and negative cash flows from operations. Historically, we financed our operations primarily from the sale of our redeemable convertible preferred stock. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $104.3 million and an accumulated deficit of $150.6 million.

In February 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million of our common stock from time to time at our sole discretion over a 36-month period commencing on April 27, 2022.

We believe, based on our current operating plan, that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Report. However, if the anticipated operating results are not achieved in future periods, we could use our capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

Future Funding Requirements

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
•
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
•
the effects of the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide from the conflict between Russia and Ukraine and the COVID-19 pandemic.

In addition, any future financing through sales of equity securities, including sales to Lincoln Park under the Equity Purchase Agreement, will cause our stockholders to experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others our rights to SZN-1326 and SZN-043 and any future product candidates or discovery programs in certain territories or indications that we would prefer to develop and commercialize ourselves.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(18,374)	$(10,332)
Net cash used in investing activities	(412)	(1,442)
Net cash provided by financing activities	—	196
Net decrease in cash, cash equivalents and restricted cash	$(18,786)	$(11,578)

Cash Used in Operating Activities

Cash used in operating activities of $18.4 million for the three months ended March 31, 2022 was primarily due to the use of funds in our operations and the resulting net loss of $7.9 million, a net change of $5.9 million in our net operating assets and liabilities and $4.6 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net increase in prepaid expenses, accounts payable and accrued liabilities. Cash used in operating activities of $10.3 million for the three months ended March 31, 2021 was primarily due to the use of funds in our operations and the resulting net loss of $13.0 million, partially offset by $1.3 million in non-cash charges and a net change of $1.4 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a net increase in prepaid expenses, accounts payable and accrued liabilities.

Cash Used in Investing Activities

Cash used in investing activities of $0.4 million for the three months ended March 31, 2022 was for the purchase of laboratory and computer equipment. Cash used in investing activities of $1.4 million for the three months ended March 31, 2021 consisted primarily of $1.1 million of cash used for the purchase of marketable securities and $0.3 million of cash used for the purchase of lab equipment.

Cash Provided by Financing Activities

Cash provided by financing activities of $0.2 million for the three months ended March 31, 2021 consisted primarily of the proceeds from the exercise of options.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2022 have not materially changed from what we presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Emerging Growth Company Status

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Material Weakness

As previously reported, in connection with the audit of our financial statements for the years ended December 31, 2020, we and our independent registered public accounting firm identified one material weakness in our internal control over financial reporting. This material weakness continued to exist as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified relates to a lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in application of U.S. GAAP and SEC rules.

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

Item 1A. Risk Factors.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A. Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of our securities during the three months ended March 31, 2022, were previously disclosed in a Current Report on Form 8-K.

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

10.1†

Purchase Agreement, dated as of February 18, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on February 24, 2022).

10.2

Registration Rights Agreement, dated as of February 18, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on February 24, 2022).

10.3*	Non-Exclusive Commercial License Agreement, dated as of March 28, 2022, by and between Regents of the University of California and Surrozen, Inc.††
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SURROZEN, INC.

Date: May 11, 2022	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)