Form 10-Q
period 2022-06-30
Surrozen, Inc./DE
filed 2022-08-11
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, there were 35,122,863 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,866	$33,091
Short-term marketable securities	75,823	68,760
Prepaid expenses and other current assets	2,130	3,338
Total current assets	94,819	105,189

Property and equipment, net	4,200	4,794
Operating lease right-of-use assets	3,837	4,582
Long-term marketable securities	—	21,655
Restricted cash	405	405
Other assets	866	549
Total assets	$104,127	$137,174

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$418	$2,718
Accrued and other liabilities	6,012	8,662
Lease liabilities, current portion	2,094	2,193
Total current liabilities	8,524	13,573

Lease liabilities, noncurrent portion	4,525	5,600
Warrant liabilities	1,382	8,301
Total liabilities	14,431	27,474

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of June 30, 2022 and December 31, 2021; 35,124 and 35,034 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	254,689	252,464
Accumulated other comprehensive loss	(476)	(119)
Accumulated deficit	(164,521)	(142,649)
Total stockholders’ equity	89,696	109,700
Total liabilities and stockholders’ equity	$104,127	$137,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$9,581	$10,265	$18,952	$18,866
General and administrative	4,491	2,395	9,613	6,825
Total operating expenses	14,072	12,660	28,565	25,691
Loss from operations	(14,072)	(12,660)	(28,565)	(25,691)
Interest income	60	7	109	16
Other income, net	87	—	6,584	—
Net loss	(13,925)	(12,653)	(21,872)	(25,675)
Unrealized loss on marketable securities, net of tax	(47)	—	(357)	—
Comprehensive loss	$(13,972)	$(12,653)	$(22,229)	$(25,675)

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.69)	$(0.63)	$(1.41)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,945	18,217	34,904	18,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	35,034	$4	$252,464	$(119)	$(142,649)	$109,700
Issuance of common stock under Equity Purchase Agreement	100	—	273	—	—	273
Repurchase of early exercised stock options	(8)	—	—	—	—	—
Vesting of early exercised stock options	—	—	30	—	—	30
Stock-based compensation expense	—	—	916	—	—	916
Other comprehensive loss	—	—	—	(310)	—	(310)
Net loss	—	—	—	—	(7,947)	(7,947)
Balance at March 31, 2022	35,126	4	253,683	(429)	(150,596)	102,662
Repurchase of early exercised stock options	(2)	—	—	—	—	—
Vesting of early exercised stock options	—	—	27	—	—	27
Stock-based compensation expense	—	—	979	—	—	979
Other comprehensive loss	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(13,925)	(13,925)
Balance at June 30, 2022	35,124	$4	$254,689	$(476)	$(164,521)	$89,696

	Redeemable convertible				Additional	Accumulated other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020, as previously reported	95,290	$133,097	8,649	$1	$2,196	$—	$(88,001)	$(85,804)
Retroactive application of recapitalization	(95,290)	(133,097)	9,608	1	133,096	—	—	133,097
Balance at December 31, 2020, after effect of Business Combination	—	—	18,257	2	135,292	—	(88,001)	47,293
Exercises of stock options	—	—	76	—	196	—	—	196
Restricted stock granted	—	—	123	—	—	—	—	—
Reclassification to liability for early exercised stock options	—	—	—	—	(120)	—	—	(120)
Vesting of early exercised stock options	—	—	—	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	475	—	—	475
Net loss	—	—	—	—	—	—	(13,022)	(13,022)
Balance at March 31, 2021, after effect of Business Combination	—	—	18,456	2	135,873	—	(101,023)	34,852
Exercises of stock options	—	—	50	—	109	—	—	109
Restricted stock granted	—	—	70	—	—	—	—	—
Restricted stock forfeited	—	—	(16)	—	—	—	—	—
Reclassification to liability for early exercised stock options	—	—	—	—	(65)	—	—	(65)
Vesting of early exercised stock options	—	—	—	—	47	—	—	47
Repurchase of early exercised stock options	—	—	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	532	—	—	532
Net loss	—	—	—	—	—	—	(12,653)	(12,653)
Balance at June 30, 2021, after effect of Business Combination	—	$—	18,559	$2	$136,496	$—	$(113,676)	$22,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(21,872)	$(25,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,007	1,003
Stock-based compensation	1,895	1,007
Non-cash operating lease expense	745	628
Amortization of premium on marketable securities, net	235	—
Change in fair value of warrant liabilities	(6,919)	—
Other expense related to the commitment shares issued to Lincoln Park	273	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,309	(747)
Other assets	(418)	(1)
Accounts payable	(2,278)	(637)
Accrued and other liabilities	(2,590)	2,245
Operating lease liabilities	(1,174)	(1,035)
Net cash used in operating activities	(29,787)	(23,212)

Investing activities:
Purchases of property and equipment	(435)	(404)
Purchases of marketable securities	—	(1,098)
Proceeds from maturities of marketable securities	14,000	8,700
Net cash provided by investing activities	13,565	7,198

Financing activities:
Proceeds from exercise of stock options	—	305
Repurchase of early exercised stock options	(3)	(1)
Payments of deferred transaction costs	—	(422)
Net cash used in financing activities	(3)	(118)

Net decrease in cash, cash equivalents and restricted cash	(16,225)	(16,132)
Cash, cash equivalents and restricted cash at beginning of period	33,496	35,387
Cash, cash equivalents and restricted cash at end of period	$17,271	$19,255

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$156
Vesting of early exercises of stock options	$57	$77
Reclassification of early exercised stock options to liability	$—	$185
Deferred transaction costs included in accounts payable and accrued liabilities	$—	$922

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	June 30,
	2022	2021
Cash and cash equivalents	$16,866	$18,850
Restricted cash	405	405
Cash, cash equivalents and restricted cash	$17,271	$19,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business

Organization

Surrozen, Inc., or the Company, formerly known as Consonance-HFW Acquisition Corp., or Consonance, is a clinical stage biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues, for human diseases. The Company, a Delaware corporation, is located in South San Francisco, California.

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

In May 2022, Surrozen Netherlands, B.V. was incorporated and located in Rotterdam, Netherlands as a wholly-owned subsidiary of Surrozen Operating, Inc.

Liquidity

The Company has incurred net losses since inception. The Company has historically financed the operations primarily through private placements of redeemable convertible preferred stock. As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $92.7 million. As of June 30, 2022, the Company had an accumulated deficit of approximately $164.5 million. The Company expects operating expenses to continue to increase in connection with our ongoing clinical studies and anticipates the need to raise additional capital to continue to execute its long-range business plan.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted and accordingly, the condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or future year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

The Business Combination discussed in Note 1 was accounted for as a reverse recapitalization with Legacy Surrozen as the accounting acquirer and Consonance as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Surrozen at their historical cost as if Legacy Surrozen is the predecessor to the Company. The unaudited condensed consolidated financial statements following the closing of the Business Combination reflect the results of the combined entity’s operations. All issued and outstanding common stock, redeemable convertible preferred stock and stock awards of Legacy Surrozen and per share amounts contained in the unaudited condensed consolidated financial statements for the periods presented prior to the closing of the Business Combination on August 11, 2021 have been retroactively restated to reflect the exchange ratio established in the Business Combination. See Note 3, “Recapitalization” for additional details.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2022.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, certain accrued expenses for research and development activities, the fair value of common stock prior to the Business Combination, stock-based compensation expense and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

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

Marketable Securities

The Company invests its excess cash in U.S. government bonds, foreign bonds, commercial paper and corporate debt securities. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company does not buy or hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

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

The Company periodically evaluates its available-for-sale marketable securities for impairment. When the fair value of a marketable security is below its amortized cost, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows, if any, is recorded in other income, net on the unaudited condensed consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive loss in stockholders’ equity.

Warrant Liabilities

The Company's Public Warrants, Private Placement Warrants and PIPE Warrants were classified as liabilities (see Note 9). At the end of each reporting period, any changes in fair value during the period are recognized in other income, net within the unaudited condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liabilities for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

	June 30,
	2022	2021

Options outstanding	3,503	1,479
Unvested restricted stock	130	196
Unvested common stock subject to repurchase	38	108
Warrants to purchase common stock	7,219	—
Total	10,890	1,783

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

Note 4. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$13,623	$—	$—	$13,623
Commercial paper	—	35,185	—	35,185
Corporate bonds	—	19,252	—	19,252
Government bonds	—	17,719	—	17,719
Foreign bonds	—	3,667	—	3,667
Total financial assets measured at fair value	$13,623	$75,823	$—	$89,446

Liabilities(2):
Public Warrants	$587	$—	$—	$587
Private Placement Warrants	—	28	—	28
PIPE Warrants	—	767	—	767
Total financial liabilities measured at fair value	$587	$795	$—	$1,382

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$32,310	$—	$—	$32,310
Commercial paper	—	49,136	—	49,136
Corporate bonds	—	19,480	—	19,480
Government bonds	—	18,082	—	18,082
Foreign bonds	—	3,717	—	3,717
Total financial assets measured at fair value	$32,310	$90,415	$—	$122,725

Liabilities(2):
Public Warrants	$3,527	$—	$—	$3,527
Private Placement Warrants	—	166	—	166
PIPE Warrants	—	4,608	—	4,608
Total financial liabilities measured at fair value	$3,527	$4,774	$—	$8,301

(1)
Money market funds are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
(2)
See the definition and discussion of Public Warrants, Private Placement Warrants and PIPE Warrants in Note 9.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the six months ended June 30, 2022.

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

The following tables provide the Company’s marketable securities by security type (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$35,185	$—	$—	$35,185
Corporate bonds	19,335	—	(83)	19,252
Government bonds	18,093	—	(374)	17,719
Foreign bonds	3,686	—	(19)	3,667
Total short-term marketable securities	$76,299	$—	$(476)	$75,823

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$49,136	$—	$—	$49,136
Corporate bonds	15,920	4	(17)	15,907
Foreign bonds	3,725	—	(8)	3,717
Total short-term marketable securities	$68,781	$4	$(25)	$68,760

Government bonds	$18,165	$—	$(83)	$18,082
Corporate bonds	3,588	—	(15)	3,573
Total long-term marketable securities	$21,753	$—	$(98)	$21,655

The following table indicates the length of the time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 (dollars in thousands):

		Less Than 12 Months
	Number of Investments	Fair Value	Unrealized Losses
Corporate bonds	6	$15,752	$83
Government bonds	3	17,720	374
Foreign bonds	2	3,667	19
Total	11	$37,139	$476

As of June 30, 2022 and December 31, 2021, all short-term marketable securities had maturities of one year or less. There have been no significant realized gains or losses on the short-term and long-term marketable securities during the three and six months ended June 30, 2022 and 2021. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. The Company determined that the unrealized loss was primarily attributed to changes in current market interest rates and not to credit quality. The Company does not intend to sell the marketable securities that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the marketable securities before the recovery of the amortized cost basis, which may be at maturity. As a result, the Company did not recognize any other-than-temporary impairment losses as of June 30, 2022.

Note 5. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and related expenses	$2,757	$2,887
Accrued research and development expenses	2,389	3,666
Accrued professional service fees	64	1,520
Liability for early exercised stock options	138	205
Other	664	384
Accrued and other liabilities	$6,012	$8,662

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

For the three and six months ended June 30, 2022 and 2021, the Company incurred de minimis research and development expenses under the Stanford agreements. No milestones have been achieved as of June 30, 2022.

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

For the three and six months ended June 30, 2022 and 2021, the Company incurred de minimis research and development expenses under the UCSF Agreements and the commercial license agreement. No milestones have been achieved as of June 30, 2022.

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

For the three and six months ended June 30, 2022, the Company incurred $0.1 million research and development expenses under the Distributed Bio Agreement as the Company achieved a milestone with regard to the initiation of the Phase 1 clinical trial for SZN-1326 in May 2022. For the three and six months ended June 30, 2021, the Company incurred de minimis research and development expenses under the Distributed Bio Agreement.

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

The operating lease expense for the three and six months ended June 30, 2022 and 2021 was $0.5 million, $1.0 million, $0.5 million and $1.0 million respectively.

Aggregate future minimum rental payments under the operating leases as of June 30, 2022, were as follows (in thousands):

Remaining six months ending December 31, 2022	$1,271
Year ending December 31, 2023	2,596
Year ending December 31, 2024	2,670
Year ending December 31, 2025	891
Total lease payments	7,428
Less: Imputed interest	(809)
Operating lease liabilities	$6,619

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

Upon execution of the Equity Purchase Agreement, the Company issued 0.1 million shares of common stock to Lincoln Park with the fair value of $0.3 million as consideration for Lincoln Park’s commitment to purchase the Company’s common stock, which was included in other income, net on the unaudited condensed consolidated statements of operations and comprehensive loss. In the event that the Company sells its common stock under the Equity Purchase Agreement for an aggregate price equal to or greater than $30.0 million, the Company shall pay the additional commitment fee of $0.1 million to Lincoln Park.

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

The Company may also direct Lincoln Park to purchase additional shares no less than the Regular Purchase Share Limit and no greater than 500,000 shares at a purchase price per share equal to 96% of the lower of (i) the closing price of the Company’s common stock on the purchase date and (ii) the volume weighted average price of the Company’s common stock on the purchase date.

As of June 30, 2022, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

Note 9. Common Stock Warrants

In connection with the Business Combination, Legacy Surrozen, as the accounting acquirer, was deemed to assume warrants held by Consonance’s stockholders, or the Public Warrants, and warrants held by Consonance's sponsor, or the Private Placement Warrants. In addition, in the PIPE Financing, certain investors subscribed for and purchased an aggregate of 12.0 million units, each consisting of one share of the Company’s common stock and one-third of one redeemable warrant, or PIPE Warrants. All of these warrants were outstanding as of June 30, 2022. The following table sets forth the common stock warrants outstanding as of June 30, 2022 (in thousands, except exercise price per warrant):

Type	Classification	Expiration Date	Exercise Price per Warrant	Number of Warrants	Fair Value
Public Warrants	Liability	August 12, 2026	$11.50	3,067	$587
Private Placement Warrants	Liability	August 12, 2026	11.50	145	28
PIPE Warrants	Liability	August 12, 2026	11.50	4,007	767
Total				7,219	$1,382

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

Classification

The Public Warrants, Private Placement Warrants and PIPE Warrants are not considered indexed to the Company’s common stock as certain provisions of the warrant agreements could change the settlement amount of these warrants. As a result, they were classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in the other income, net within the unaudited condensed consolidated statements of operations and comprehensive loss at each reporting date. See Note 4 for the discussion of warrant valuations.

Note 10. Stock-Based Compensation Plan

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options, or ISOs, or nonqualified stock options, or NSOs. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options under the 2021 Plan generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. As of June 30, 2022, there were 4.8 million shares of common stock available for issuance under the 2021 Plan.

The Company adopted the 2021 Employee Stock Purchase Plan, or the ESPP, in August 2021. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of June 30, 2022, there were 0.9 million shares of common stock available for issuance under the ESPP. No shares have been issued under the ESPP as of June 30, 2022.

Stock-based compensation expense under the ESPP is measured at the beginning of the offering period using the Black-Scholes option-pricing model and recognized on a straight-line basis over the offering period.

Stock Options

A summary of stock option activity is set forth below:

	Options outstanding
			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual Life	Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding – December 31, 2021	1,794	$6.31	8.43
Granted	1,761	3.38
Forfeited	(43)	5.17
Expired	(9)	6.15
Outstanding – June 30, 2022	3,503	4.86	8.80	$1,209
Exercisable – June 30, 2022	950	3.56	7.40	1,047

The aggregate intrinsic values of options outstanding and exercisable are the differences between the exercise price of the options and the fair value of the Company’s common stock at June 30, 2022.

During the six months ended June 30, 2022, the Company granted options with a weighted-average grant-date fair value of $2.34 per share.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021(1)	2022	2021
Expected term (in years)	5.66	—	5.99	5.95
Expected volatility	82.97%	—	80.46%	63.43%
Risk-free rate	2.96%	—	1.74%	0.78%
Dividend yield	—	—	—	—

(1) No options were granted during the three months ended June 30, 2021.

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity:

		Weighted
	Number of	Average
	Shares	Grant Date
RSAs, unvested at December 31, 2021	161	$9.39
Vested	(31)	8.12
RSAs, unvested at June 30, 2022	130	9.69

The fair value of restricted stock awards vested during the six months ended June 30, 2022 was $0.1 million.

Stock-Based Compensation

Total stock-based compensation recorded in the unaudited condensed consolidated statements of operations and comprehensive loss related to stock options, restricted stock awards and ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$354	$172	$687	$347
General and administrative	625	360	1,208	660
Total stock-based compensation expense	$979	$532	$1,895	$1,007

As of June 30, 2022, there was approximately $10.6 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.81 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Report, and our consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed on March 28, 2022. Unless otherwise indicated, the terms “Surrozen,” “we,” “us,” or “our” refer to Surrozen Operating, Inc., or Legacy Surrozen, prior to the Business Combination with Consonance-HFW Acquisition Corp. and Surrozen, Inc., formerly known as Consonance-HFW Acquisition Corp., together with its consolidated subsidiaries after giving effect to the Business Combination.

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

Overview

We are discovering and developing biologic drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues, for human diseases. Building upon the seminal work of our founders and scientific advisors who discovered the Wnt gene and key regulators of the Wnt pathway, we have made breakthrough discoveries that we believe will overcome previous limitations in harnessing the potential of Wnt biology. These breakthroughs enable us to rapidly and flexibly design tissue-targeted therapeutics that modulate Wnt signaling. As a result of our discoveries, we are pioneering the selective activation of Wnt signaling, designing and engineering Wnt pathway mimetics, and advancing tissue-specific Wnt candidates. Our lead product candidates are multi-specific, antibody-based therapeutics that mimic the roles of naturally occurring Wnt or R-spondin proteins, which are involved in activation and enhancement of the Wnt pathway, respectively. Given Wnt signaling is essential in tissue maintenance and regeneration throughout the body, we have the potential to target a wide variety of severe diseases, including certain diseases that afflict the intestine, liver, retina, cornea, lung, kidney, cochlea, skin, pancreas and central nervous system. In each of these areas, we believe our approach has the potential to change the treatment paradigm for the disease and substantially impact patient outcomes. Our strategy is to exploit the full potential of Wnt signaling by identifying disease states responsive to Wnt modulation, design tissue-specific therapeutics, and advance candidates into clinical development in targeted indications with high unmet need. Our unique approach and platform technologies have led to the discovery and advancement of two lead product candidates. We initiated a Phase 1 clinical trial in the second quarter of 2022 for SZN-1326, our candidate in development for moderate to severe inflammatory bowel disease, or IBD, with ulcerative colitis, or UC, as our first proposed indication. SZN-1326, a Fzd5 targeted bi-specific antibody, is the first development candidate designed using Surrozen’s SWAP™ technology and targets the Wnt-signaling pathway in the intestinal epithelium. In preclinical animal models of acute and chronic colitis, SZN-1326 has been shown to transiently activate Wnt signaling in the diseased intestine, stimulate intestinal epithelial regeneration, reduce inflammation and reduce disease activity with no treatment related adverse effects observed in 13-week toxicology evaluations in rats and non-human primates (NHPs). Furthermore, we initiated a Phase 1 clinical trial in the second quarter of 2022 for SZN-043, our candidate in development for severe alcoholic hepatitis, or AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS™ technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. In multiple preclinical animal models of liver injury and fibrosis, SZN-043 has been shown to selectively activate Wnt signaling in the liver, stimulate transient hepatocyte proliferation, improve liver function and reduce fibrosis with no treatment-related adverse effects observed in 4-week GLP toxicology evaluations in mice and NHPs. Surrozen is developing SZN-043 for severe liver diseases, initially focusing on severe alcoholic hepatitis. In the first quarter of 2022, we nominated SZN-413, a Fzd4 targeted bi-specific antibody, as a development candidate for the treatment of retinal vascular associated diseases. Fzd4 mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function. Data generated in preclinical models of retinopathy demonstrated SZN-413 stimulated Wnt signaling and was able to induce normal retinal vessel regrowth while suppressing pathological vessel growth. We expect to nominate additional lead candidates and advance them into the clinic in 2023 and beyond.

The chart below represents a summary of our wholly owned product candidates:

By leveraging our scientific capabilities and approach, we have identified more than 20 potential tissue types to explore. We are assessing the potential to drive tissue repair in diseases resulting in tissue injury to organs including the lung, lacrimal gland, cornea, pancreas and skin.

The chart below represents a summary of our wholly-owned research programs:

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. During the three months ended June 30, 2022 and 2021, we incurred net losses of $13.9 million and $12.7 million. During the six months ended June 30, 2022 and 2021, we incurred net losses of $21.9 million and $25.7 million. As of June 30, 2022, we had an accumulated deficit of $164.5 million and cash, cash equivalents and marketable securities of $92.7 million.

We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we expand our pipeline and advance our product candidates through clinical development and regulatory submissions. Specifically, in the near term we expect to incur substantial expenses relating to our Phase 1 clinical trials, the development and validation of our manufacturing processes, and other research and development activities.

Impacts of the Conflict between Russia and Ukraine and the COVID-19 Pandemic

Russia invaded Ukraine in February 2022 and is still engaged in active armed conflict against the country. The global COVID-19 pandemic continues to evolve, and we will continue to monitor developments closely. To date, our financial condition and operations have not been significantly impacted by the conflict between Russia and Ukraine and the COVID-19 pandemic. The extent of the impact on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the actions of U.S. and foreign governments to impose sanctions on Russia and to slow the spread of the COVID-19 and their impact on our preclinical development activities, regulatory agencies, clinical research organizations, or CROs, third-party manufacturers, other third parties with whom we do business, and, if we obtain regulatory approval to commence dosing in humans, trial enrollment and trial sites. We will continue to actively monitor the rapidly evolving situation and may take actions that alter our operations, including those that may be required by federal, state or local authorities or that we determine are in the best interests of our employees and other third parties with whom we do business.

Impact of Inflation

Inflation has increased and is expected to continue to increase for the near future. Inflation generally affects us by increasing our labor costs, research and clinical trial costs. While we do not believe that inflation has had a material effect on our financial condition and results of operations during the periods presented, it may result in increased costs in the foreseeable future and adversely affect our business and financial condition. In addition, inflation may cause us to experience greater uncertainty in general economic conditions and additional volatility in the market price of our common stock, which are already subject to the effects of rising interest rates and the ongoing military conflict in Ukraine. If these conditions worsen or do not improve, our ability to raise capital and our shareholders ability to sell their shares will be adversely affected.

Intellectual Property and Licensing Arrangements

As of June 30, 2022, our patent portfolio consisted of 22 pending patent application families, including 15 families that have entered national phase in the United States and other countries, two families with pending Patent Cooperation Treaty, or PCT, applications, and five families with pending U.S. provisional applications. These patent applications are directed to, for example, the SWAP™ and SWEETS™ platforms, the parental constructs of our two lead product candidate molecules, SZN-043 and SZN-1326, the lead product candidate molecules, as well as methods of treating disorders of the liver, intestine, retina, cornea, lacrimal gland, and kidney.

We also have entered into patent and research tool license arrangements with third-parties, as described in Note 6 of the footnotes to the financial statements of this report. The license agreements require milestone payments upon the achievement of certain regulatory and developmental stages. In addition, we will be required to pay royalties on sales of certain licensed products. As of June 30, 2022, we have incurred nominal fees and milestone payments under our license agreements. Upon the achievement of further regulatory and developmental milestones and the sale of licensed products, we may incur significant fees and royalties under these licenses.

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

We track external expenses that are directly attributable to our clinical development candidates. We allocate internal expenses to our clinical development candidates on a program-specific basis. The internal expenses for early-stage research and discovery programs are not allocated as our internal resources, employees and infrastructure are typically deployed across multiple programs. As such, we do not provide financial information regarding the costs incurred for early-stage research and discovery programs on a program-specific basis.

We expect our research and development expenses will increase significantly for the foreseeable future as we identify and develop product candidates, in particular as we seek to initiate clinical trials and pursue regulatory approval and commercialization for SZN-1326, SZN-043 and SZN-413.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of SZN-1326, SZN-043 and SZN-413 or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates, many of which are outside of our control, including those associated with:

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
•
per patient trial costs;
•
successful patient enrollment in, and the initiation of, clinical trials, as well as drop out or discontinuation rates, particularly in light of the lingering effects of the COVID-19 pandemic, the availability of alternate treatments and the limited pool of eligible patients in certain disease areas;
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
•
the impact of inflation on our expenses;
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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and stock-based compensation expense for personnel in executive, finance, human resources, business and corporate development, legal, information technology and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses, and costs associated with compliance with the rules and regulations of the SEC and those of the Nasdaq. We expect that our general and administrative expenses will increase significantly for the foreseeable future to support our expanding headcount and operations.

Interest Income

Interest income consists primarily of interest earned on our cash equivalents and marketable securities.

Other Income, Net

Other income, net consists of the gain on the change in fair value of warrant liabilities and expenses pertaining to the commitment shares issued to Lincoln Park Capital Fund, LLC, or Lincoln Park, under the Equity Purchase Agreement.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change
Operating expenses:
Research and development	$9,581	$10,265	$(684)	-7%
General and administrative	4,491	2,395	2,096	88%
Total operating expenses	14,072	12,660	1,412	11%
Loss from operations	(14,072)	(12,660)	(1,412)	11%
Interest income	60	7	53	757%
Other income, net	87	—	87	*
Net loss	$(13,925)	$(12,653)	$(1,272)	10%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (dollars in thousands):

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change
SZN-1326	$2,921	$3,723	$(802)	-22%
SZN-043	2,839	3,183	(344)	-11%
Discovery and preclinical stage programs	3,821	3,359	462	14%
Total research and development expenses	$9,581	$10,265	$(684)	-7%

The decrease of $0.8 million, or 22%, in SZN-1326 program expenses and the decrease of $0.3 million, or 11%, in SZN-043 program expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily due to the completion of manufacturing drug substance. The increase of $0.5 million, or 14% in discovery and preclinical stage program expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily due to the increase in personnel-related expenses as a result of a higher headcount and options granted to our employees.

General and Administrative Expenses

The increase of $2.1 million, or 88%, in general and administrative expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily attributable to the $1.0 million increase in personnel-related expenses due to an increase in headcount and options granted to our employees, the $0.5 million increase in corporate insurance and the $0.4 million increase in professional service fees as a result of the growth of operations.

Interest Income

The increase of $53,000, or 757%, in interest income for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily due to the increase in investments in money market funds and marketable securities.

Other Income, Net

The increase of $87,000 in other income, net for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily attributable to the $0.4 million gain on the change in fair value of warrant liabilities, offset by $0.3 million expenses related to the commitment shares issued to Lincoln Park under the Equity Purchase Agreement.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change
Operating expenses:
Research and development	$18,952	$18,866	$86	0%
General and administrative	9,613	6,825	2,788	41%
Total operating expenses	28,565	25,691	2,874	11%
Loss from operations	(28,565)	(25,691)	(2,874)	11%
Interest income	109	16	93	581%
Other income, net	6,584	—	6,584	*
Net loss	$(21,872)	$(25,675)	$3,803	-15%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (dollars in thousands):

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change
SZN-1326	$5,106	$7,108	$(2,002)	-28%
SZN-043	5,865	5,359	506	9%
Discovery and preclinical stage programs	7,981	6,399	1,582	25%
Total research and development expenses	$18,952	$18,866	$86	0%

The decrease of $2.0 million, or 28%, in SZN-1326 program expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily due to the completion of manufacturing drug substance. The increase of $0.5 million, or 9%, in SZN-043 program expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily due to the higher indirect costs allocated to the program. The increase of $1.6 million, or 25% in preclinical, discovery and other research and development costs is primarily due to the increase in personnel-related expenses as a result of a higher headcount and options granted to our employees.

General and Administrative Expenses

The increase of $2.8 million, or 41%, in general and administrative expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily attributable to the $2.0 million increase in personnel-related expenses due to an increase in headcount and options granted to our employees, the $1.2 million increase in corporate insurance and the $0.3 million increase in recruiting costs, offset by the $0.7 million decrease in professional and consulting service fees related to the potential initial public offering prior to our decision to commence the business combination with Consonance-HFW Acquisition Corp.

Interest Income

The increase of $93,000, or 581%, in interest income for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily due to the increase in investments in money market funds and marketable securities.

Other Income, Net

The increase of $6.6 million in other income, net for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily attributable to the $6.9 million gain on the change in fair value of warrant liabilities, offset by $0.3 million expenses related to the commitment shares issued to Lincoln Park under the Equity Purchase Agreement.

Liquidity and Capital Resources

Since inception, we have incurred significant net operating losses and negative cash flows from operations. Historically, we financed our operations primarily from the sales of our redeemable convertible preferred stock. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $92.7 million and an accumulated deficit of $164.5 million.

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

Future Funding Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval and commercialize one of our product candidates, and we do not know when, or if, that will occur. We will continue to require substantial additional capital to develop our products candidates and fund operations for the foreseeable future. Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance our product candidates through clinical development and regulatory approval. In addition, we will continue to incur additional costs associated with operating as a public company.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the scope, rate of progress, results and costs of researching and developing our lead product candidates or any future product candidates, conducting preclinical and clinical studies, in particular our current ongoing clinical studies of SZN-1326 and SZN-043;
•
the outcome, costs, and timing involved in obtaining regulatory approvals for our lead product candidates or our other product candidates;
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
•
the timing, receipt, and amount of sales from SZN-1326, SZN-043 and any other product candidates, if approved;
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

In addition, any future financing through sales of equity securities, including sales to Lincoln Park under the Equity Purchase Agreement, will cause our stockholders to experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others our rights to any of our current or future product candidates or discovery programs in certain territories or indications that we would prefer to develop and commercialize ourselves.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(29,787)	$(23,212)
Net cash provided by investing activities	13,565	7,198
Net cash used in financing activities	(3)	(118)
Net decrease in cash, cash equivalents and restricted cash	$(16,225)	$(16,132)

Cash Used in Operating Activities

Cash used in operating activities of $29.8 million for the six months ended June 30, 2022 was primarily due to the use of funds in our operations and the resulting net loss of $21.9 million, a net change of $5.2 million in our net operating assets and liabilities and $2.7 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to the cash used in prepaid expenses, accounts payable and accrued liabilities. Cash used in operating activities of $23.2 million for the six months ended June 30, 2021 was primarily due to the use of funds in our operations and the resulting net loss of $25.7 million and a net change of $0.2 million in our net operating assets and liabilities, partially offset by $2.6 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net increase in prepaid expenses, accounts payable and accrued liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities of $13.6 million for the six months ended June 30, 2022 was primarily related to the $14.0 million of proceeds from maturities of marketable securities, offset by $0.4 million of cash used for the purchase of laboratory and computer equipment. Cash used in investing activities of $7.2 million for the six months ended June 30, 2021 consisted primarily of $8.7 million of proceeds from the maturities of marketable securities, offset by $1.1 million of cash used for the purchase of marketable securities and $0.4 million of cash used for the purchase of laboratory equipment.

Cash Used in Financing Activities

Cash used in financing activities of $3,000 for the six months ended June 30, 2022 was related to the repurchase of early exercised options. Cash used in financing activities of $0.1 million for the six months ended June 30, 2021 consisted primarily of $0.4 million of cash used for the transaction costs in connection with the business combination consummated in August 2021, offset $0.3 million of the proceeds from the exercise of options.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2022 have not materially changed from what we presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of the fiscal year (a) of 2025, (b) the year in which we have total annual gross revenue of at least $1.07 billion, or (c) the year in which we are deemed to be a large accelerated filer; or (ii) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

Material Weakness

As previously reported, in connection with the audit of our financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified one material weakness in our internal control over financial reporting. This material weakness continued to exist as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified relates to a lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in application of GAAP and SEC rules.

To respond to the material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including hiring additional accounting personnel, obtaining advisory services from professional consultants with GAAP and SEC reporting experience in their industry, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and expanding the capabilities of the existing accounting and financial personnel through continuous training and education in the accounting and reporting requirements under GAAP and the SEC rules and regulations. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of our securities during the six months ended June 30, 2022, were previously disclosed in a Current Report on Form 8-K.

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

SURROZEN, INC.

Date: August 11, 2022	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)