Form 10-Q
period 2022-09-30
Surrozen, Inc./DE
filed 2022-11-14
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 35,122,863 shares of common stock, par value $0.0001 per share, issued and outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	2
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022	3
	Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signatures		46

i

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

There are no guarantees that the transactions and events described will happen as described (or that they will happen at all). The forward-looking statements contained in this Report are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. For a further discussion of these and other factors that could cause the our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section of this Report titled “Risk Factors” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,531	$33,091
Short-term marketable securities	52,864	68,760
Prepaid expenses and other current assets	4,324	3,338
Total current assets	82,719	105,189

Property and equipment, net	3,906	4,794
Operating lease right-of-use assets	3,558	4,582
Long-term marketable securities	—	21,655
Restricted cash	405	405
Other assets	846	549
Total assets	$91,434	$137,174

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$362	$2,718
Accrued and other liabilities	6,133	8,662
Lease liabilities, current portion	2,159	2,193
Total current liabilities	8,654	13,573

Lease liabilities, noncurrent portion	3,957	5,600
Warrant liabilities	1,332	8,301
Total liabilities	13,943	27,474

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of September 30, 2022 and December 31, 2021; 35,123 and 35,034 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	255,789	252,464
Accumulated other comprehensive loss	(424)	(119)
Accumulated deficit	(177,878)	(142,649)
Total stockholders’ equity	77,491	109,700
Total liabilities and stockholders’ equity	$91,434	$137,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,624	$10,418	$27,576	$29,284
General and administrative	4,981	3,287	14,594	10,112
Total operating expenses	13,605	13,705	42,170	39,396
Loss from operations	(13,605)	(13,705)	(42,170)	(39,396)
Interest income	198	14	307	30
Other income (expense), net	50	(328)	6,634	(328)
Net loss	(13,357)	(14,019)	(35,229)	(39,694)
Unrealized gain (loss) on marketable securities, net of tax	52	(16)	(305)	(16)
Comprehensive loss	$(13,305)	$(14,035)	$(35,534)	$(39,710)

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.51)	$(1.01)	$(1.86)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,968	27,402	34,926	21,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	35,034	$4	$252,464	$(119)	$(142,649)	$109,700
Issuance of common stock under Equity Purchase Agreement	100	—	273	—	—	273
Repurchase of early exercised stock options	(8)	—	—	—	—	—
Vesting of early exercised stock options	—	—	30	—	—	30
Stock-based compensation expense	—	—	916	—	—	916
Other comprehensive loss	—	—	—	(310)	—	(310)
Net loss	—	—	—	—	(7,947)	(7,947)
Balance at March 31, 2022	35,126	4	253,683	(429)	(150,596)	102,662
Repurchase of early exercised stock options	(2)	—	—	—	—	—
Vesting of early exercised stock options	—	—	27	—	—	27
Stock-based compensation expense	—	—	979	—	—	979
Other comprehensive loss	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(13,925)	(13,925)
Balance at June 30, 2022	35,124	4	254,689	(476)	(164,521)	89,696
Repurchase of early exercised stock options	(1)	—	—	—	—	—
Vesting of early exercised stock options	—	—	23	—	—	23
Stock-based compensation expense	—	—	1,077	—	—	1,077
Other comprehensive income	—	—	—	52	—	52
Net loss	—	—	—	—	(13,357)	(13,357)
Balance at September 30, 2022	35,123	$4	$255,789	$(424)	$(177,878)	$77,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands)

	Redeemable convertible				Additional	Accumulated other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020, as previously reported	95,290	$133,097	8,649	$1	$2,196	$—	$(88,001)	$(85,804)
Retroactive application of recapitalization	(95,290)	(133,097)	9,608	1	133,096	—	—	133,097
Balance at December 31, 2020, after effect of Business Combination	—	—	18,257	2	135,292	—	(88,001)	47,293
Exercises of stock options	—	—	76	—	196	—	—	196
Restricted stock granted	—	—	123	—	—	—	—	—
Reclassification to liability for early exercised stock options	—	—	—	—	(120)	—	—	(120)
Vesting of early exercised stock options	—	—	—	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	475	—	—	475
Net loss	—	—	—	—	—	—	(13,022)	(13,022)
Balance at March 31, 2021, after effect of Business Combination	—	—	18,456	2	135,873	—	(101,023)	34,852
Exercises of stock options	—	—	50	—	109	—	—	109
Restricted stock granted	—	—	70	—	—	—	—	—
Restricted stock forfeited	—	—	(16)	—	—	—	—	—
Reclassification to liability for early exercised stock options	—	—	—	—	(65)	—	—	(65)
Vesting of early exercised stock options	—	—	—	—	47	—	—	47
Repurchase of early exercised stock options	—	—	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	532	—	—	532
Net loss	—	—	—	—	—	—	(12,653)	(12,653)
Balance at June 30, 2021, after effect of Business Combination	—	—	18,559	2	136,496	—	(113,676)	22,822
Issuance of common stock upon Business Combination and PIPE Financing, net of transaction costs and warrant liabilities	—	—	16,440	2	114,246	—	—	114,248
Exercises of stock options	—	—	28	—	72	—	—	72
Reclassification to liability for early exercised stock options	—	—	—	—	(40)	—	—	(40)
Vesting of early exercised stock options	—	—	—	—	48	—	—	48
Stock-based compensation expense	—	—	—	—	616	—	—	616
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(14,019)	(14,019)
Balance at September 30, 2021	—	$—	35,027	$4	$251,438	$(16)	$(127,695)	$123,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(35,229)	$(39,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,477	1,528
Stock-based compensation	2,972	1,623
Non-cash operating lease expense	1,024	958
Amortization of premium on marketable securities, net	270	—
Change in fair value of warrant liabilities	(6,969)	(64)
Other expense related to the commitment shares issued to Lincoln Park	273	—
Transaction costs allocated to warrants in connection with Business Combination	—	392
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(885)	(2,793)
Other assets	(398)	(886)
Accounts payable	(2,365)	129
Accrued and other liabilities	(2,433)	3,120
Operating lease liabilities	(1,677)	(1,583)
Net cash used in operating activities	(43,940)	(37,270)

Investing activities:
Purchases of property and equipment	(580)	(945)
Purchases of marketable securities	(20,894)	(74,342)
Sales of marketable securities	—	1,100
Proceeds from maturities of marketable securities	57,870	13,100
Net cash provided by (used in) investing activities	36,396	(61,087)

Financing activities:
Proceeds from issuance of common stock upon Business Combination and PIPE Financing, net of transaction costs	—	124,095
Proceeds from exercise of stock options	—	377
Repurchase of early exercised stock options	(16)	(1)
Net cash (used in) provided by financing activities	(16)	124,471

Net (decrease) increase in cash, cash equivalents and restricted cash	(7,560)	26,114
Cash, cash equivalents and restricted cash at beginning of period	33,496	35,387
Cash, cash equivalents and restricted cash at end of period	$25,936	$61,501

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$133,097
Assumption of warrant liabilities in Business Combination	$—	$8,372
Transaction costs in Business Combination included in accrued liabilities	$—	$1,867
Purchases of property and equipment included in accounts payable	$9	$208
Vesting of early exercises of stock options	$80	$125
Reclassification of early exercised stock options to liability	$—	$225
Increase in right-of-use assets and lease liabilities due to lease extension	$—	$257

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	September 30,
	2022	2021
Cash and cash equivalents	$25,531	$61,096
Restricted cash	405	405
Cash, cash equivalents and restricted cash	$25,936	$61,501

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

On August 11, 2021, Consonance consummated a business combination, or the Business Combination, among Consonance, Perseverance Merger Sub Inc., a subsidiary of Consonance, and Surrozen, Inc., or Legacy Surrozen, a Delaware company incorporated on August 12, 2015. Upon closing of the Business Combination, Consonance became a Delaware corporation and was renamed to Surrozen, Inc., Legacy Surrozen, was renamed to Surrozen Operating, Inc., and Legacy Surrozen continued as a wholly-owned subsidiary of the Company. See Note 3, “Recapitalization” for additional details.

In May 2022, Surrozen Netherlands, B.V. was incorporated and located in Rotterdam, Netherlands as a wholly-owned subsidiary of Surrozen Operating, Inc.

Liquidity

The Company has incurred net losses since inception. The Company has historically financed the operations primarily through private placements of redeemable convertible preferred stock. As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $78.4 million. As of September 30, 2022, the Company had an accumulated deficit of approximately $177.9 million. The Company expects operating expenses to continue to increase in connection with our ongoing clinical studies and anticipates the need to raise additional capital to continue to execute its long-range business plan.

In October 2022, the Company executed a Collaboration and License Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, pursuant to which the Company is eligible to receive a non-refundable upfront payment of $12.5 million (see Note 11). The Company expects to receive approximately $10.5 million of the upfront payment in the fourth quarter of 2022 and the remaining $2.0 million during the first six months of 2023.

Management believes that the existing cash, cash equivalents, and marketable securities, plus the gross cash proceeds of $12.5 million that will be received pertaining to the CLA, before deducting the fees of $1.3 million to be paid to Stanford and The Regents of the University of California (see Note 11), are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its unaudited condensed consolidated financial statements. However, if the Company’s anticipated cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted and accordingly, the condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or future year.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash, cash equivalents and marketable securities. The Company's cash is held by one financial institution that management believes is creditworthy. Such deposits held with the financial institution may at times exceed federally insured limits, however, its exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the unaudited condensed consolidated balance sheets. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company's policy is to invest cash in institutional money market funds and marketable securities with high credit quality to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, U.S. government bonds, commercial paper and corporate debt securities. The Company has not experienced any realized losses on its cash equivalents and marketable securities.

Marketable Securities

The Company invests its excess cash in U.S. government bonds, commercial paper and corporate debt securities. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company does not buy or hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

Short-term marketable securities have maturities less than or equal to one year as of the balance sheet date. Long-term marketable securities have maturities greater than one year as of the balance sheet date. These marketable securities are carried at estimated fair value with unrealized holding gains or losses included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss when earned.

The Company periodically evaluates its available-for-sale marketable securities for impairment. When the fair value of a marketable security is below its amortized cost basis, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost basis over the fair value of the security. An allowance for credit losses for the excess of amortized cost basis over the expected cash flows, if any, is recorded in other income (expense), net on the unaudited condensed consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive loss in stockholders’ equity.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are antidilutive. The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (in thousands):

	September 30,
	2022	2021

Options outstanding	3,811	1,701
Unvested restricted stock	117	178
Unvested common stock subject to repurchase	29	102
Warrants to purchase common stock	7,219	7,219
Total	11,176	9,200

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

Note 4. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$22,865	$—	$—	$22,865
Commercial paper	—	18,223	—	18,223
Corporate bonds	—	16,946	—	16,946
Government bonds	—	17,695	—	17,695
Total financial assets measured at fair value	$22,865	$52,864	$—	$75,729

Liabilities(2):
Public Warrants	$566	$—	$—	$566
Private Placement Warrants	—	27	—	27
PIPE Warrants	—	739	—	739
Total financial liabilities measured at fair value	$566	$766	$—	$1,332

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$32,310	$—	$—	$32,310
Commercial paper	—	49,136	—	49,136
Corporate bonds	—	19,480	—	19,480
Government bonds	—	18,082	—	18,082
Foreign bonds	—	3,717	—	3,717
Total financial assets measured at fair value	$32,310	$90,415	$—	$122,725

Liabilities(2):
Public Warrants	$3,527	$—	$—	$3,527
Private Placement Warrants	—	166	—	166
PIPE Warrants	—	4,608	—	4,608
Total financial liabilities measured at fair value	$3,527	$4,774	$—	$8,301

(1)
Money market funds are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
(2)
See the definition and discussion of Public Warrants, Private Placement Warrants and PIPE Warrants in Note 9.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the nine months ended September 30, 2022.

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

The following tables provide the Company’s marketable securities by security type (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$18,223	$—	$—	$18,223
Corporate bonds	17,006	—	(60)	16,946
Government bonds	18,059	—	(364)	17,695
Total short-term marketable securities	$53,288	$—	$(424)	$52,864

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$49,136	$—	$—	$49,136
Corporate bonds	15,920	4	(17)	15,907
Foreign bonds	3,725	—	(8)	3,717
Total short-term marketable securities	$68,781	$4	$(25)	$68,760

Government bonds	$18,165	$—	$(83)	$18,082
Corporate bonds	3,588	—	(15)	3,573
Total long-term marketable securities	$21,753	$—	$(98)	$21,655

The following table indicates the length of the time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 (dollars in thousands):

		Less Than 12 Months
	Number of Investments	Fair Value	Unrealized Losses
Corporate bonds	7	$16,946	$60
Government bonds	3	17,695	364
Total	10	$34,641	$424

As of September 30, 2022 and December 31, 2021, all short-term marketable securities had maturities of one year or less. There have been no significant realized gains or losses on the short-term and long-term marketable securities during the three and nine months ended September 30, 2022 and 2021. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. All investments with unrealized losses have been in a loss position for less than 12 months. The Company determined that the unrealized loss was primarily attributed to changes in current market interest rates and not to credit quality. The Company does not intend to sell the marketable securities that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the marketable securities before the recovery of the amortized cost basis, which may be at maturity. As a result, the Company did not recognize any other-than-temporary impairment losses as of September 30, 2022.

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$1,687	$1,485
Prepaid research and development expenses	1,400	141
Prepaid rent	290	53
Interest and other receivables	167	762
Other	780	897
Prepaid expenses and other current assets	$4,324	$3,338

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and related expenses	$3,779	$2,887
Accrued research and development expenses	1,405	3,666
Accrued legal and audit fees	501	1,520
Liability for early exercised stock options	110	205
Other	338	384
Accrued and other liabilities	$6,133	$8,662

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

In June 2018, the Company entered into another license agreement with Stanford, or the 2018 Stanford Agreement, pursuant to which the Company obtained from Stanford a worldwide, exclusive, sublicensable license under certain patent rights related to its surrogate R-spondin proteins, or the licensed patents, to make, use, import, offer to sell and sell products that are claimed by the licensed patents, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases, or the exclusive field. Additionally, Stanford granted the Company a worldwide, non-exclusive, sublicensable license under the licensed patents to make and use licensed products for research and development purposes in furtherance of the exclusive field and a worldwide, non-exclusive license to make, use and import, but not to offer to sell or sell, licensed products in any other field of use. The Company agreed to pay Stanford an aggregate of up to $0.4 million for the achievement of specified development and regulatory milestones. Stanford is also entitled to receive royalties from the Company equal to a sub-single digit percentage of the Company’s and its sublicensees’ net sales of licensed products. Additionally, Stanford is entitled to receive a one-time payment in the low six figures for each sublicense of the licensed patents that the Company grants to a third party and, if the Company is acquired, a one-time nominal change of control fee.

For the three and nine months ended September 30, 2022, the Company incurred de minimis and $0.1 million research and development expenses under the Stanford agreements. For the three and nine months ended September 30, 2021, the Company incurred de minimis research and development expenses under the Stanford agreements. No milestones have been achieved as of September 30, 2022.

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

For the three and nine months ended September 30, 2022, the Company incurred de minimis and $0.1 million research and development expenses under the UCSF Agreements and the commercial license agreement. For the three and nine months ended September 30, 2021, the Company incurred de minimis research and development expenses under the UCSF Agreements and the commercial license agreement. No milestones have been achieved as of September 30, 2022.

Distributed Bio Subscription Agreement

In September 2016, the Company entered into, and in January 2019, the Company amended, an antibody library subscription agreement with Charles River Laboratories International, Inc., formerly known as Distributed Bio, Inc., or the Distributed Bio Agreement, in which the Company obtained from Distributed Bio a non-exclusive license to use Distributed Bio’s antibody library to identify antibodies directed to an unlimited number of the Company’s proprietary targets and to make, use, sell, offer for sale, import and exploit products incorporating the antibodies that the Company identifies, or licensed products. The Company agreed to pay Distributed Bio an annual fee in the low six figures after the first three years. Additionally, the Company agreed to pay Distributed Bio an aggregate of $5.9 million for each licensed product that achieves specified development, regulatory and commercial milestones and royalties equal to a very low single digit percentage of the Company’s and its sublicensees’ net sales of licensed products. The Company’s obligation to pay royalties will end for each licensed product ten years after its first commercial sale.

For the three and nine months ended September 30, 2022, the Company incurred $0.1 million research and development expenses under the Distributed Bio Agreement as the Company achieved a milestone with regard to the initiation of the Phase 1 clinical trial for SZN-1326 in May 2022. For the three and nine months ended September 30, 2021, the Company incurred de minimis research and development expenses under the Distributed Bio Agreement.

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

In January 2020, the Company entered into a lease agreement for a term of 18 months commencing June 2020 for approximately 6,478 square feet of office space. This office space lease, which was amended in September 2021, was classified as an operating lease and expired in June 2022.

The operating lease expense for the three and nine months ended September 30, 2022 and 2021 was $0.4 million, $1.5 million, $0.5 million and $1.5 million, respectively.

Aggregate future minimum rental payments under the operating leases as of September 30, 2022, were as follows (in thousands):

Remaining three months ending December 31, 2022	$636
Year ending December 31, 2023	2,596
Year ending December 31, 2024	2,670
Year ending December 31, 2025	891
Total lease payments	6,793
Less: Imputed interest	(677)
Operating lease liabilities	$6,116

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

Upon execution of the Equity Purchase Agreement, the Company issued 0.1 million shares of common stock to Lincoln Park with the fair value of $0.3 million as consideration for Lincoln Park’s commitment to purchase the Company’s common stock, which was included in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive loss. In the event that the Company sells its common stock under the Equity Purchase Agreement for an aggregate price equal to or greater than $30.0 million, the Company shall pay an additional commitment fee of $0.1 million in cash to Lincoln Park.

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

As of September 30, 2022, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

Note 9. Common Stock Warrants

In connection with the Business Combination, Legacy Surrozen, as the accounting acquirer, was deemed to assume warrants held by Consonance’s stockholders, or the Public Warrants, and warrants held by Consonance's sponsor, or the Private Placement Warrants. In addition, in the PIPE Financing, certain investors subscribed for and purchased an aggregate of 12.0 million units, each consisting of one share of the Company’s common stock and one-third of one redeemable warrant, or PIPE Warrants. All of these warrants were outstanding as of September 30, 2022. The following table sets forth the common stock warrants outstanding as of September 30, 2022 (in thousands, except exercise price per warrant):

Type	Classification	Expiration Date	Exercise Price per Warrant	Number of Warrants	Fair Value
Public Warrants	Liability	August 12, 2026	$11.50	3,067	$566
Private Placement Warrants	Liability	August 12, 2026	11.50	145	27
PIPE Warrants	Liability	August 12, 2026	11.50	4,007	739
Total				7,219	$1,332

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

Classification

The Public Warrants, Private Placement Warrants and PIPE Warrants are not considered indexed to the Company’s common stock as certain provisions of the warrant agreements could change the settlement amount of these warrants. As a result, they were classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in the other income (expense), net within the unaudited condensed consolidated statements of operations and comprehensive loss at each reporting date. See Note 4 for the discussion of warrant valuations.

Note 10. Stock-Based Compensation Plan

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options, or ISOs, or nonqualified stock options, or NSOs. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options under the 2021 Plan generally vest 25% upon one year of continued service to the Company, with the remainder in monthly increments over three additional years. As of September 30, 2022, there were 4.5 million shares of common stock available for issuance under the 2021 Plan.

The Company adopted the 2021 Employee Stock Purchase Plan, or the ESPP, in August 2021. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of September 30, 2022, there were 0.9 million shares of common stock available for issuance under the ESPP. No shares have been issued under the ESPP as of September 30, 2022.

Stock-based compensation expense under the ESPP is measured at the beginning of the offering period using the Black-Scholes option-pricing model and recognized on a straight-line basis over the offering period.

Stock Options

A summary of stock option activity is set forth below:

	Options outstanding
			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual Life	Value
	(In thousands)	Price	(In years)	(In thousands)
Outstanding – December 31, 2021	1,794	$6.31	8.43
Granted	2,106	3.32
Forfeited	(77)	6.18
Expired	(12)	5.92
Outstanding – September 30, 2022	3,811	4.66	8.65	$602
Exercisable – September 30, 2022	1,194	4.17	7.47	574

The aggregate intrinsic values of options outstanding and exercisable are the differences between the exercise price of the options and the fair value of the Company’s common stock at September 30, 2022.

During the nine months ended September 30, 2022, the Company granted options with a weighted-average grant-date fair value of $2.31 per share.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.05	6.08	6.00	6.00
Expected volatility	83.43%	81.99%	80.94%	69.98%
Risk-free rate	2.95%	0.99%	1.94%	0.85%
Dividend yield	—	—	—	—

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity:

		Weighted
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value
RSAs, unvested at December 31, 2021	161	$9.39
Vested	(44)	8.46
RSAs, unvested at September 30, 2022	117	9.74

The fair value of restricted stock awards vested during the nine months ended September 30, 2022 was $0.1 million.

Stock-Based Compensation

The total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive loss related to stock options, restricted stock awards and ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$359	$187	$1,047	$534
General and administrative	718	429	1,925	1,089
Total stock-based compensation expense	$1,077	$616	$2,972	$1,623

As of September 30, 2022, there was approximately $10.1 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.67 years.

Note 11. Subsequent Events

Option Exchange

In October 2022, the Company’s Compensation Committee authorized and approved a stock option exchange whereby certain outstanding stock options held by current employees were exchanged for stock options on a one-for-one basis with an exercise price at the current market price on the date of the exchange. As a result of this exchange, 1.3 million outstanding stock options, with a weighted average exercise price of $8.81 per share, were exchanged for 1.3 million new stock options under the 2021 Plan with an exercise price of $2.16 per share. The vesting terms and expiration dates of the new stock options remain unchanged from the original stock options.

Collaboration and License Agreement

In October 2022, the Company executed the CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP™ technology, including SZN-413. BI and the Company will conduct partnership research focused on SZN-413 during a one-year period, which BI has the right to extend by up to 6 months. After completion of the partnership research, BI will have an exclusive, royalty-bearing, worldwide, sublicensable license to be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals and commercialization of the licensed products at its expense.

Under the terms of the CLA, the Company will receive a non-refundable upfront payment of $12.5 million and will be eligible to receive success-based milestone payments up to $587 million plus mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. In relation to the CLA, the Company was obligated to pay a fee of $1.2 million and $0.1 million to Stanford University and The Regents of the University of California, respectively.

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

In November 2022, we announced that we voluntarily paused enrollment in the single ascending dose, or SAD, portion of our Phase 1 clinical trial evaluating SZN-1326 in healthy volunteers following the observation of treatment-related adverse events. Several subjects experienced asymptomatic liver transaminase elevations including three subjects with grade 3 ALT and AST elevations. There were no corresponding increases in total bilirubin, nor any changes in liver function markers such as coagulation markers or albumin. No other clinically significant laboratory abnormalities were observed, and the transaminase elevations resolved spontaneously in all subjects.

No serious adverse events were observed during the study. We intend to further analyze available clinical data with the study investigator and conduct additional pre-clinical experiments to identify the potential mechanism of the transaminase elevations to determine next steps in the development program.

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

In November 2022, we provided an update on the ongoing SAD portion of the SZN-043 trial in healthy volunteers. Grade 1 and 2 treatment-related asymptomatic liver transaminase elevations were present in several subjects dosed with SZN-043. There were no corresponding increases in total bilirubin or GGT nor any changes in liver function markers such as coagulation markers or albumin in these subjects. No other clinically significant laboratory abnormalities were observed and the transaminase increases for these subjects resolved spontaneously. No serious adverse events have been observed to date in the ongoing study. We will be re-evaluating the overall clinical development timeline for this program.

In the first quarter of 2022, we nominated SZN-413, a Fzd4 targeted bi-specific antibody, as a development candidate for the treatment of retinal vascular associated diseases. Fzd4 mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function. Data generated in preclinical models of retinopathy demonstrated SZN-413 stimulated Wnt signaling and was able to induce normal retinal vessel regrowth while suppressing pathological vessel growth. We recently entered into a Collaboration and Licensing Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP™ technology, including SZN-413.

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

The chart below represents a summary of our wholly-owned research programs:

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. During the three months ended September 30, 2022 and 2021, we incurred net losses of $13.4 million and $14.0 million. During the nine months ended September 30, 2022 and 2021, we incurred net losses of $35.2 million and $39.7 million. As of September 30, 2022, we had an accumulated deficit of $177.9 million and cash, cash equivalents and marketable securities of $78.4 million.

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

Intellectual Property and Licensing Arrangements

As of September 30, 2022, our patent portfolio consisted of over 20 pending patent application families, including 15 families that have entered national phase in the United States and other countries, two families with pending Patent Cooperation Treaty, or PCT, applications, which have also been filed in certain non-PCT countries (e.g., Taiwan), and five families with pending U.S. provisional applications. These patent applications are directed to, for example, the SWAP™ and SWEETS™ platforms, the parental constructs of our two lead product candidate molecules, SZN-043 and SZN-1326, the recently out-licensed SZN-413, as well as methods of treating disorders of the liver, intestine, retina, cornea, lacrimal gland, and kidney.

We also have entered into patent and research tool license arrangements with third-parties, as described in Note 6 of the footnotes to the financial statements of this Report. The license agreements require milestone payments upon the achievement of certain regulatory and developmental stages. In addition, we will be required to pay royalties on sales of certain licensed products. As of September 30, 2022, we have incurred nominal fees and milestone payments under our license agreements. Upon the achievement of further regulatory and developmental milestones and the sale of licensed products, we may incur significant fees and royalties under these licenses.

As described in Note 11 of the footnotes to the financial statements of this Report, we executed the CLA with BI in October 2022 to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP™ technology, including SZN-413. We and BI will conduct partnership research focused on SZN-413 during a one-year period, which BI has the right to extend by up to six months. After completion of the partnership research, BI will have an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize such antibodies and their derivatives for all uses, and BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense.

Components of Results of Operations

Revenue

We had not generated any revenue through September 30, 2022 and prior to the execution of the CLA in October 2022. Under the CLA, we are eligible to receive a non-refundable upfront payment of $12.5 million as described in Note 11 of the footnotes to the financial statements of this Report. We do not expect to generate any revenue from the sale of our products unless and until we obtain regulatory clearance or approval.

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

We expect our research and development expenses will increase significantly for the foreseeable future as we identify and develop product candidates, in particular as we seek to continue clinical trials and pursue regulatory approval and commercialization for SZN-1326 and SZN-043.

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
•
the performance of our current and future business partners, if any;
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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and stock-based compensation expense for personnel in executive, finance, human resources, business and corporate development, legal, information technology and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax and investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses, and costs associated with compliance with the rules and regulations of the SEC and Nasdaq. We expect that our general and administrative expenses will increase significantly for the foreseeable future to support our expanding headcount and operations.

Interest Income

Interest income consists primarily of interest earned on our cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists of the gain on the change in fair value of warrant liabilities and expenses pertaining to the commitment shares issued to Lincoln Park Capital Fund, LLC, or Lincoln Park, under the Equity Purchase Agreement.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change
Operating expenses:
Research and development	$8,624	$10,418	$(1,794)	-17%
General and administrative	4,981	3,287	1,694	52%
Total operating expenses	13,605	13,705	(100)	-1%
Loss from operations	(13,605)	(13,705)	100	-1%
Interest income	198	14	184	*
Other income (expense), net	50	(328)	378	-115%
Net loss	$(13,357)	$(14,019)	$662	-5%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (dollars in thousands):

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change
SZN-1326	$2,808	$4,505	$(1,697)	-38%
SZN-043	3,545	2,023	1,522	75%
Discovery and preclinical stage programs	2,271	3,890	(1,619)	-42%
Total research and development expenses	$8,624	$10,418	$(1,794)	-17%

The decrease of $1.7 million, or 38%, in SZN-1326 program expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, is primarily due to the completion of manufacturing drug substance. The increase of $1.5 million, or 75%, in SZN-043 program expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, is primarily due to a $0.6 million increase in the allocated personnel costs and stock-based compensation expense and a $0.9 million decrease in the government grant from the National Institute of Health awarded in September 2020. There was a decrease of $1.6 million, or 42%, in discovery and preclinical stage program expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, as we shifted our resources to support our clinical programs.

General and Administrative Expenses

The increase of $1.7 million, or 52%, in general and administrative expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, is primarily attributable to a $1.0 million increase in personnel-related expenses due to an increase in headcount, a $0.3 million increase in professional fees and a $0.3 million increase in other expenses such as software licenses and computer supplies primarily due to the growth of operations and a $0.1 million increase in corporate insurance.

Interest Income

The increase of $0.2 million in interest income for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, is primarily due to an increase in interest rates on our investments in money market funds and marketable securities.

Other Income (Expense), Net

The increase of $0.4 million, or 115%, in other income (expense), net, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, is primarily attributable to the transaction costs incurred during the three months ended September 30, 2021 related to the warrant liabilities issued in connection with the business combination consummated in August 2021. No such costs were incurred during the three months ended September 30, 2022.

Results of Operations

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change
Operating expenses:
Research and development	$27,576	$29,284	$(1,708)	-6%
General and administrative	14,594	10,112	4,482	44%
Total operating expenses	42,170	39,396	2,774	7%
Loss from operations	(42,170)	(39,396)	(2,774)	7%
Interest income	307	30	277	923%
Other income (expense), net	6,634	(328)	6,962	*
Net loss	$(35,229)	$(39,694)	$4,465	-11%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change
SZN-1326	$7,914	$11,613	$(3,699)	-32%
SZN-043	9,410	7,382	2,028	27%
Discovery and preclinical stage programs	10,252	10,289	(37)	0%
Total research and development expenses	$27,576	$29,284	$(1,708)	-6%

The decrease of $3.7 million, or 32%, in SZN-1326 program expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, is primarily due to the completion of manufacturing drug substance. The increase of $2.0 million, or 27%, in SZN-043 program expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, is primarily due to the higher personnel costs and stock-based compensation expense allocated to the program. The preclinical, discovery and other research and development costs for the nine months ended September 30, 2022 is close to those for the nine months ended September 30, 2021.

General and Administrative Expenses

The increase of $4.5 million, or 44%, in general and administrative expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, is primarily attributable to a $3.1 million increase in personnel-related expenses due to an increase in headcount and options granted to our employees, a $1.2 million increase in corporate insurance, a $0.4 million increase in other expenses such as software licenses and computer supplies primarily due to the growth of operations and a $0.2 million increase in recruiting costs, offset by a $0.4 million decrease in professional and consulting service fees related to the potential initial public offering prior to our decision to commence the business combination with Consonance-HFW Acquisition Corp.

Interest Income

The increase of $0.2 million, or 923%, in interest income for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, is primarily due to an increase in investments in money market funds and marketable securities and an increase in interest rates on our investments in money market funds and marketable securities.

Other Income (Expense), Net

The increase of $7.0 million in other income (expense), net, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, is primarily attributable to a $6.9 million increase in gain on the change in fair value of warrant liabilities and a $0.4 million decrease in expenses related to the warrant liabilities issued in connection with the business combination consummated in August 2021, offset by a $0.3 million increase in expenses related to the commitment shares issued to Lincoln Park under the Equity Purchase Agreement in February 2022.

Liquidity and Capital Resources

Since inception, we have incurred significant net operating losses and negative cash flows from operations. Historically, we financed our operations primarily from the sales of our redeemable convertible preferred stock. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $78.4 million and an accumulated deficit of $177.9 million.

We entered into a purchase agreement and a registration rights agreement with Lincoln Park in February 2022, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million of our common stock from time to time at our sole discretion over a 36-month period commencing on April 27, 2022. To date we have not sold any shares of common stock under the purchase agreement.

We executed the CLA in October 2022 and will receive a non-refundable upfront payment of $12.5 million under the CLA. $10.5 million of the upfront payment is expected to be received in the fourth quarter of 2022 and the remaining $2.0 million is expected to be received during the first six months of 2023. In addition, we will be eligible to receive success-based milestone payments up to $587 million plus mid-single digit to low-double digit royalties on net sales of the licensed products.

We believe, based on our current operating plan, that our existing cash, cash equivalents, and marketable securities, plus the gross cash proceeds of $12.5 million that will be received pertaining to the CLA, before deducting the fees of $1.3 million to be paid to Stanford and The Regents of the University of California, will be sufficient to fund our operations for at least the next 12 months from the date of this Report. However, if the anticipated operating results are not achieved in future periods, we could use our capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

Future Funding Requirements

To date, we have only generated revenue from our partnership with BI in connection with the CLA executed in October 2022. We have not generated and do not expect to generate any revenue from sale of our products unless and until we obtain regulatory approval and commercialize one of our product candidates, and we do not know when, or if, that will occur. We will continue to require substantial additional capital to develop our products candidates and fund operations for the foreseeable future. Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance our product candidates through clinical development and regulatory approval. In addition, we will continue to incur additional costs associated with operating as a public company.

We expect that our cash, cash equivalents and marketable securities, will provide the capital needed to fund our operations in the short-term. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions as we do not expect sales of common stock to Lincoln Park and revenue derived from the CLA to be sufficient to provide all necessary financing until we are able to generate revenue on our own. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, it may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

In addition, any future financing through sales of equity securities, including sales of common stock to Lincoln Park, will cause our stockholders to experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others our rights to any of our current or future product candidates or discovery programs in certain territories or indications that we would prefer to develop and commercialize ourselves.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(43,940)	$(37,270)
Net cash provided by (used in) investing activities	36,396	(61,087)
Net cash (used in) provided by financing activities	(16)	124,471
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,560)	$26,114

Cash Used in Operating Activities

Cash used in operating activities of $43.9 million for the nine months ended September 30, 2022 was primarily due to the use of funds in our operations and the resulting net loss of $35.2 million, a net change of $7.8 million in our net operating assets and liabilities and $1.0 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to the cash used in prepaid expenses, accounts payable and accrued liabilities. Cash used in operating activities of $37.3 million for the nine months ended September 30, 2021 was primarily due to the use of funds in our operations and the resulting net loss of $39.7 million and a net change of $2.0 million in our net operating assets and liabilities, partially offset by $4.4 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net increase in prepaid expenses, accounts payable and accrued liabilities.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities of $36.4 million for the nine months ended September 30, 2022 was primarily related to the $57.9 million of proceeds from maturities of marketable securities, offset by $0.6 million of cash used for the purchase of laboratory and computer equipment and $20.9 million of cash used for the purchase of marketable securities. Cash used in investing activities of $61.1 million for the nine months ended September 30, 2021 consisted primarily of $74.3 million of cash used for the purchase of marketable securities and $0.9 million of cash used for the purchase of laboratory equipment, partially offset by $14.2 million of proceeds from sales and maturities of marketable securities.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities of $16,000 for the nine months ended September 30, 2022 was related to the repurchase of early exercised options. Cash provided by financing activities of $124.5 million for the nine months ended September 30, 2021 consisted primarily of $124.1 million of net proceeds from the business combination consummated in August 2021 and $0.4 million of proceeds from the exercise of options.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2022 have not materially changed from what we presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of the fiscal year (a) of 2025, (b) the year in which we have total annual gross revenue of at least $1.235 billion, or (c) the year in which we are deemed to be a large accelerated filer; or (ii) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

Material Weakness

As previously reported, in connection with the audit of our financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified one material weakness in our internal control over financial reporting. This material weakness continued to exist as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified relates to a lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in application of GAAP and SEC rules.

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

Item 1A. Risk Factors.

Except as discussed below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022, under the heading “Item 1A. Risk Factors”, which are incorporated by reference herein to the extent they are not modified or updated below. Investing in our securities involves a high degree of risk. Before you make an investment decision with respect to our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below and in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022, under the heading “Item 1A. Risk Factors.” These risks should be considered along with all of the other information contained in this Report, including our consolidated financial statements and related notes, before deciding to invest in our securities. If any of the events or developments described in our risk factors were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below and in our Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

The following risk factors supplement the risk factors included in the Annual Report.

Summary of Risk Factors

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Our business involves significant risks that may have a material adverse effect on our business, financial condition, results of operations, prospects and stock price. These risks are more fully described below and include, among others:

•
We are an early stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
•
Phase 1 clinical trials for SZN-1326 have been voluntarily paused following the observation of treatment-related adverse events. We will further analyze available clinical data and conduct additional pre-clinical experiments to understand and potentially resolve these observations; however, this additional work will cause delays in our development plans and require additional capital to resume and complete our clinical trials and development efforts with respect to SZN-1326. Clinical development of SZN-1326 may be further delayed or abandoned, and adversely affect our financial condition and results of operations.
•
Phase 1 clinical trials for SZN-043 in healthy volunteers are ongoing but treatment-related adverse events have been observed, and if these findings continue or worsen, we could experience delays in our development plans for SZN-043 and require additional capital to complete our clinical trials and development efforts for SZN-043.
•
None of our products have received regulatory approval; our ability to achieve and sustain profitability depends on obtaining regulatory approval and successfully commercializing product candidates, either alone or with collaborators.
•
If any current or future product candidate, after it begins clinical trials or receives marketing approval, demonstrates undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidate could be compromised.
•
We will need substantial additional funds to advance development of product candidates and our Wnt therapeutics platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
•
We rely on third parties to conduct our preclinical studies and plan to rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily.
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
•
Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
•
Clinical development includes a lengthy and expensive process with an uncertain outcome, we may have negative results and results of earlier studies and trials may not be predictive of future trial results.
•
We have conducted certain of our clinical trials for our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case its development plans will be delayed, which could materially harm its business.
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

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical stage biopharmaceutical company with a history of losses. Since its inception, we have devoted substantially all of its resources to research and development, preclinical studies, clinical trials, building our management team and building our intellectual property portfolio, and have incurred significant operating losses. Substantially all of our losses have resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

We expect our net losses to increase substantially as our lead product candidates, SZN-1326, SZN-043 and SZN-413, advance through clinical development. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, resuming clinical trials for SZN-1326, continuing clinical trials for SZN-043, successful development and testing of SZN-413 through our partnership with Boehringer Ingelheim International

GmbH, or BI, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future alliances, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our current and potential future collaborators, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Phase 1 clinical trials for SZN-1326 in healthy volunteers have been voluntarily paused due to the observation of treatment-related adverse events, causing delays in our development plans and requiring additional capital, and we do not know when, or if, we will be able to resume and complete our clinical trials and development efforts for SZN-1326.

Clinical trials for SZN-1326 have been voluntarily paused following the observation of treatment-related adverse events. Several subjects experienced asymptomatic transaminase elevations including three subjects with Grade 3 ALT and AST elevations. The transaminase elevations resolved spontaneously in all subjects, and no serious adverse events were observed during the study. We intend to further analyze available clinical data and conduct additional pre-clinical experiments to understand and potentially resolve these observations; however, this additional work will cause delays in our development plans and require additional capital to resume and complete our development efforts and clinical trials for SZN-1326. If we are unable to identify the cause of these findings and develop a solution in a timely manner, or at all, development of SZN-1326 may be further delayed or fail in clinical development and adversely affect our financial condition and results of operations.

Phase 1 clinical trials for SZN-043 in healthy volunteers are ongoing but treatment-related adverse events have been observed, and if these findings continue or worsen, we may experience delays in our development plans for SZN-043 and require additional capital to complete our clinical trials and development efforts for SZN-043.

Clinical trials for SZN-043 are ongoing, but Grade 1 and 2 treatment-related asymptomatic transaminase elevations were present in several subjects dosed with SZN-043. The transaminase elevations for these subjects resolved spontaneously, and no serious adverse events were observed during the study. We intend to further analyze available clinical data and modify clinical studies as necessary to understand and safely resolve these observations. If these observations continue or worsen, we may need to pause the trials to perform additional pre-clinical experiments, causing delays in our development plans and requiring additional capital to resume and complete our development efforts and clinical trials for SZN-043. If we are unable to safely continue the trials for SZN-043 and resolve these observations, development of SZN-043 may be substantially delayed or abandoned and adversely affect our financial condition and results of operations.

We have no products on the market or that have gained regulatory approval. Only two of our product candidates have just begun clinical trials in humans; our ability to achieve and sustain profitability will depend on obtaining regulatory approvals for and successfully commercializing product candidates, either alone or with collaborators.

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

SZN-043 is in clinical development and clinical trials for SZN-1326 are paused as discussed above. We are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. Although we are working to resume the Phase 1 clinical trial of SZN-1326 in healthy volunteers and continue the Phase 1 clinical trial of SZN-043 in healthy volunteers and in patients with impaired liver function, there is no guarantee that we will be able to proceed with clinical development of either of these product candidates or that either product candidate will demonstrate a clinical benefit once we further advance these candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties that we have encountered and that are frequently encountered by clinical stage biopharmaceutical companies such as us.

We may not be able to access the financial resources to resume or continue development of, or to enter into any collaborations for, SZN-1326, SZN-043 or any potential future product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a product candidate, such as:

•
negative or inconclusive results from our preclinical or clinical trials (including as discussed above) or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon any or all of our programs;

•
product-related side effects experienced by participants in our clinical trials (such as the asymptomatic transaminase elevations discussed above) or by individuals using drugs or therapeutic antibodies similar to ours, including immunogenicity;
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

SZN-1326, SZN-043, SZN-413 and any future product candidate that is tested in humans may not demonstrate the safety, purity and potency, or efficacy, necessary to become approvable or commercially viable.

We may ultimately discover that SZN-1326, SZN-043 and SZN-413 do not possess certain properties that we believe are helpful for therapeutic effectiveness and safety. For example, although SZN-043 and SZN-1326 exhibited encouraging results in animal studies, including improvement of liver function in multiple animal models of liver injury, it may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways, as shown by the observations of asymptomatic transaminase elevations discussed above. As a result, we may never succeed in developing a marketable product based on any of our current or future product candidates. If SZN-1326, SZN-043, SZN-413 or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody-based discovery and development and materially and adversely affect our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to use and expand our Wnt therapeutics platform to build a pipeline of product candidates.

A key element of our strategy is to use and expand our Wnt therapeutics platform to discover and develop a portfolio of Wnt product candidates that can facilitate the repair and/or regeneration of damaged tissue for patients suffering from a variety of severe diseases. Although our research and development efforts to date have resulted in the discovery and development of SZN-1326, SZN-043, SZN-413 and other potential product candidates, our current product candidates may not be safe or effective therapeutics and we may not be able to develop any successful product candidates. Our platform is evolving and may not reach a state at which building a pipeline of product candidates is possible. Even if we are successful in building its pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Observations of asymptomatic transaminase elevations in clinical trials of SZN-1326 and SZN-043, as announced in November 2022, could also impair our ability to build and expand our Wnt platform if we are unable to successfully resolve those observations. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.

If SZN-1326, SZN-043, SZN-413 or any potential future product candidate causes undesirable side effects after it begins clinical trials or receives marketing approval, our ability to market and derive revenue from the product candidate could be compromised.

Undesirable side effects caused by SZN-1326, SZN-043, SZN-413 or any potential future product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have initiated clinical trials for SZN-1326 and SZN-043, we have already experienced findings that have caused us to voluntarily pause clinical trials for SZN-1326 and make adjustments to clinical trials for SZN-043. It is also likely that there will be side effects associated with the testing or use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended (as we have done for SZN-1326) or terminated and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, certain researchers have noted that therapeutics targeting the Wnt pathway may lead to tumor formation or proliferation as a result of the downstream impacts of Wnt signaling. To date, we have not observed any such tumor formation with SZN-1326 or SZN-043 in our preclinical toxicology studies and clinical trials, but there can be no guarantee that our current or future product candidates will not result in tumor formation. Any of these occurrences or failure to resolve the findings related to SZN-1326 and SZN-043 may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

Further, clinical trials by their nature use a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a product candidate may only be uncovered when a significantly larger number of patients are exposed to the product candidate or when patients are exposed for a longer period of time.

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

The development of biopharmaceutical product candidates is capital-intensive. If SZN-1326, SZN-043, SZN-413 or potential future product candidates advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our Wnt therapeutics platform, SZN-1326, SZN-043 and other product candidates and we will require significant funds to continue to develop our platform, resume clinical trials for SZN-1326, continue clinical trials for SZN-043 and conduct further research and development, including preclinical studies and clinical trials.

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

Our future capital requirements and the period for which we expect existing resources to support our operations may vary significantly from what we expect. For example, we are uncertain (i) when we will be able to resume clinical trials for SZN-1326, if at all, and (ii) as to the amount of resources we will need to devote to get clinical trials for SZN-1326 back on track. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development of SZN-1326, SZN-043, SZN-413 and other potential future product candidates;
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

Because we have limited financial and managerial resources, we intend to focus our efforts on specific research and development programs, including clinical development of SZN-1326, SZN-043 and SZN-413. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial product candidates or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not resume clinical trials for SZN-1326, we will not see a return on the capital spent to develop SZN-1326, resulting in adverse effects on our financial condition and ability to pursue other opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaborations, licensing or other royalty arrangements in cases in which we would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of its analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, in November 2022, we reported observations in connection with clinical studies on SZN-1326 and SZN-043, and these observations could differ materially from future findings. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim, preliminary or topline data from our clinical studies. Interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

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

From time to time, we consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. For example, around the beginning of October 2022, we entered into a strategic partnership with BI for the research and development of SZN-413 for the treatment of retinal diseases. We will continue to evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies or hospitals. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our Wnt therapeutics platform. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase its near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.

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

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any current or future partnerships and transactions may be subject to the foregoing or other risks and our business could be materially harmed by such transactions. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

In addition, to the extent that any current or future collaborators terminate a collaboration agreement, we may be forced to independently develop our current and future product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and maintaining, enforcing and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and materially harm its business, financial condition, results of operations and prospects.

We and our collaborators may not achieve projected discovery and development milestones and other anticipated key events in the time frames that such collaborators announce, which could have an adverse impact on our business and could cause our stock price to decline.

From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies in our internal drug discovery programs as well as the commencement and completion of our planned clinical trials. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or any future collaborators’ drug discovery and development programs, the amount of time, effort and resources committed by us and any future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that we or any current or future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, including the milestones in our agreement with BI, our business could be materially adversely affected and the price of Common Stock could decline.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our current and potential future product candidates are based on new technologies and discovery approaches, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, because of the limited number of drug candidates that target the Wnt pathway, the FDA or other regulatory authorities may require us to perform additional testing before commencing or resuming clinical trials and be hesitant to allow us to enroll patients impacted with its targeted disease indications in Phase 1 trials. If we are unable to enroll patients impacted by the targeted disease indications in our current and planned Phase 1 trials, we may continue to be delayed or would be delayed in obtaining potential proof-of-concept data in humans, which could extend our development timelines. In addition, costs to treat patients and to treat potential side effects that may result from our product candidates may be significant. Accordingly, our clinical trial costs are likely to be high and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate, resume or continue clinical trials for our current or potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In particular, we are working to resume Phase 1 clinical trials for SZN-1326 in healthy volunteers, and continue SZN-043 through a Phase 1 clinical trial in healthy volunteers and in patients with impaired liver function. We cannot predict how difficult it will be to maintain enrollment of patients for trials in these populations. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

If we are unable to resume clinical trials for SZN-1326 or clinical trials for our product candidates are prolonged, delayed or stopped, we may be unable to seek or obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.

We have experienced, and may further experience, delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether preclinical studies or clinical trials will begin on time, resume in a timely manner, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The resumption of clinical trials for SZN-1326 and the commencement or completion of our clinical trials could be substantially delayed or prevented by many factors, including:

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

If the market opportunities for our current and potential future product candidates, including SZN-1326, SZN-043 and SZN-413, are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of moderate to severe IBD, severe AH and retinal vascular associated diseases that SZN-1326, SZN-043 and SZN-413, respectively, may be able to treat are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may further be reduced if its estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from SZN-1326, SZN-043 or SZN-413.

Further, there are several factors that could contribute to making the actual number of patients who receive our current or potential future product candidates less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets.

Our international operations may expose us to business, political, operational and financial risks associated with doing business outside of the United States.

Our business is subject to risks associated with conducting business internationally. Some of our suppliers are located outside of the United States and we have conducted, and anticipate conducting additional future, clinical trials, including our Phase 1 trials for SZN-1326 and SZN-043, outside of the United States. Furthermore, if we or any current or future collaborator succeed in developing any products, we anticipate marketing them in the European Union (“EU”) and other jurisdictions in addition to the United States. If approved, we or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

As we conduct preclinical studies and clinical trials of SZN-1326, SZN-043, SZN-413 and other potential future product candidates, we are and will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of these product candidates. Product liability claims could delay or prevent completion of development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, manufacturing processes and facilities or marketing programs and potentially a recall of products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we or any current or future collaborators may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.

We are party to an exclusive license agreement with Stanford University covering patents relevant to one or more product candidates, are party to the CLA with BI related to SZN-413 and may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. The license agreements with Stanford and BI impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of the license agreements with Stanford, see the section of our Form 10-K for the year ended December 31, 2021 titled “Business—Stanford License Agreements,” and for a more detailed description of the license agreement with BI, see our Current Report on Form 8-K filed with the SEC on October 6, 2022 and Exhibit 10.1 of this Report. If we breach any of these obligations, or uses the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. License termination could result in our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. In certain circumstances, our licensed patent rights are subject to reimbursing licensors for their patent prosecution and maintenance costs. If our licensors and future licensors fail to prosecute, maintain, enforce and defend patents we may license, or lose rights to licensed patents or patent applications, our licensed rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or product candidates that is the subject of such licensed rights could be materially adversely affected.

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

Our product candidates SZN-1326 and SZN-043 have begun clinical development and their risk of failure is high. It is impossible to predict when or if our candidates or any potential future product candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety, purity, and potency, or efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, particularly in light of recent observations relating to clinical trials for SZN-1326 and SZN-043. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. We initiated first-in-human trials of SZN-1326 and SZN-043 in the third quarter of 2022. We have experienced (as discussed above), and may further experience, delays in initiating or completing our clinical studies. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned (as we must do with SZN-1326 and have done with SZN-043), will enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

•
unfavorable findings or observations that cause us to pause or modify our clinical trials, as we have done to some degree with SZN-1326 and SZN-043;
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

•
Furthermore, we expect to rely on CROs, collaborators such as BI and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we expect to enter into agreements governing their committed activities, we may have limited influence over their actual performance.

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

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize SZN-1326, SZN-043, SZN-413 or potential future product candidates.

SZN-1326, SZN-043, SZN-431 and any potential future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our potential future collaborators to begin selling them.

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

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are seeking approval. Further, we and our potential future collaborators may never receive approval to market and commercialize any product candidate. Even if we or a potential future collaborator obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as it intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future collaborator may be subject to post-marketing testing requirements to maintain regulatory approval. If any of our product candidates prove to be ineffective, unsafe or commercially unviable, we may have to re-engineer the product candidates, and our entire pipeline could have little, if any, value, which could require us to change our focus and approach to drug discovery and therapeutic development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have conducted and may further conduct clinical trials for our product candidates outside the United States. For example, we have conducted Phase 1 trials of SZN-1326 and SZN-043 in Australia and New Zealand. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless (i) those data are applicable to the U.S. population and U.S. medical practice; (ii) the studies were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comments on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Any regulatory approvals that we or our current or potential future collaborators obtain for SZN-1326, SZN-043, SZN-413 or any potential future product candidate may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such product candidate. In addition, if the FDA or any other regulatory authority approves SZN-1326, SZN-043, SZN-413 or any of our future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Our stock price is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the Report titled “Risk Factors” and the following:

•
our ability, or the ability of our business partners, to advance SZN-1326, SZN-043, SZN-413 or potential future product candidates into the clinic;
•
results of preclinical studies for SZN-1326, SZN-043, SZN-413 or potential future product candidates, or those of our competitors or current and potential future collaborators;
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

Because our management will have flexibility in allocating our cash, you may not agree with how we use them and the cash may not be invested successfully.

We currently expect to use our cash, primarily obtained through prior stock offerings, to fund the development of SZN-1326 and SZN-043 through the resumption and continuation of first in human trials and to fund our other ongoing research and discovery programs, as well as for working capital and other general corporate purposes. We may also use a portion of our cash to in-license, acquire or invest in complementary businesses, technologies, products or assets. However, other than our CLA with BI, we have no current commitments or obligations to do so. Therefore, our management will have flexibility in allocating our cash. Accordingly, you will be relying on the judgment of our management with regard to the allocation of our cash, and you will not have the opportunity, as part of your investment decision, to assess whether the cash is being allocated appropriately. It is possible that the cash will be invested in a way that does not yield a favorable, or any, return for our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of our securities during the nine months ended September 30, 2022, were previously disclosed in a Current Report on Form 8-K.

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

4.6*	Warrant Agreement, dated as of August 11, 2021, between Consonance-HFW Acquisition Corp. and Continental Stock Transfer & Trust Company.
4.7*	Description of Securities
10.1*††	Collaboration and License Agreement, dated as of September 30, 2022, by and between Boehringer Ingelheim International GmbH and Surrozen Operating, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SURROZEN, INC.

Date: November 14, 2022	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)