Form 10-K
period 2022-12-31
Surrozen, Inc./DE
filed 2023-03-31
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $3.00 for shares of the Registrant’s common stock as reported by the NYSE American, was approximately $76.3 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 29, 2023 was 30,079,441.

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

At the time of the Merger on the Closing Date (i) each share and vested equity award of Legacy Surrozen that was outstanding immediately prior to the Merger was exchanged for shares of common stock of Surrozen, par value $0.0001 per share, or Common Stock, or comparable vested equity awards that are settled or are exercisable for shares of Common Stock, as applicable, based on an exchange ratio of 0.175648535, and (ii) all unvested equity awards of Legacy Surrozen were exchanged for comparable unvested equity awards that are settled or exercisable for shares of Common Stock, as applicable, determined based on the same exchange ratio. All issued and outstanding common stock, redeemable convertible preferred stock and stock awards of Legacy Surrozen and per share amounts contained in this Annual Report on Form 10-K, or Report, and relating share amounts in periods prior to the Closing Date have been retroactively restated to reflect the exchange ratio established in the Business Combination. See Note 3, "Recapitalization" for additional details.

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

“PIPE Financing” means that certain private placement in the aggregate amount of $120.2 million, consummated immediately prior to the consummation of the Business Combination, pursuant to those certain Subscription Agreements with Consonance, pursuant to which the subscribers purchased 12,020,000 shares of Common Stock at a purchase price of $10.00 per share.

“PIPE Warrants” means an aggregate of 4,006,657 warrants issued to the subscribers in the PIPE Financing.

“Private Placement Warrants” means the 144,666 warrants purchased by the Sponsor in connection with the Consonance IPO in a private placement transaction occurring simultaneously with the closing of the Consonance IPO.

“Public Warrants” means the 3,066,651 warrants included as a component of the Consonance units sold in the Consonance IPO, each of which is exercisable, at an exercise price of $11.50, for one share of Common Stock, in accordance with its terms.

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

The forward-looking statements contained in this Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause its actual results to differ significantly from those expressed in any forward-looking statement. There are no guarantees that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the initiation, cost, timing, progress and results of research and development activities, preclinical and clinical trials with respect to SZN-1326, SZN-043, SZN-413, and potential future drug candidates;
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
•
the effects of macroeconomic conditions, volatile market conditions, and global events and the actions of U.S. and foreign governments to respond to these events;
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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors.” You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements) as of the date of this Report.

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

PART I

Item 1. Business.

Corporate History and Background

We are a clinical stage biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues. We are located in South San Francisco, California.

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

Overview

Our mission is to transform the treatment of serious disease by fully exploiting the Wnt pathway. We are discovering and developing biologic drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues, for human diseases. Building upon the seminal work of our founders and scientific advisors who discovered the Wnt gene and key regulators of the Wnt pathway, we have made breakthrough discoveries that we believe will overcome previous limitations in harnessing the potential of Wnt biology. These breakthroughs enable us to rapidly and flexibly design tissue-targeted therapeutics that modulate Wnt signaling. As a result of our discoveries, we are pioneering the selective activation of Wnt signaling, designing and engineering Wnt pathway mimetics, and advancing tissue-selective Wnt candidates.

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

Our strategy is to exploit the full potential of Wnt signaling by identifying disease states responsive to Wnt modulation, design tissue-selective therapeutics, and advance candidates into clinical development in targeted indications with high unmet need. Our unique approach and platform technologies have led to the discovery and advancement of two lead product candidates.

We initiated a Phase 1 clinical trial in the second quarter of 2022 for SZN-1326, our candidate in development for moderate to severe inflammatory bowel disease, or IBD, with ulcerative colitis, or UC, as our first proposed indication. SZN-1326, a Fzd5 targeted bi-specific antibody, is our first development candidate designed using Surrozen’s SWAP™ technology and targets the Wnt-signaling pathway in the intestinal epithelium. In preclinical animal models of acute and chronic colitis, SZN-1326 has been shown to transiently activate Wnt signaling in the diseased intestine, stimulate intestinal epithelial regeneration, reduce inflammation and reduce disease activity. In November 2022, we announced that we voluntarily paused enrollment in the single ascending dose, or SAD, portion of our Phase 1 clinical trial evaluating SZN-1326 in healthy volunteers. Following the evaluation of the clinical data and further preclinical work, we will be re-initiating the Phase 1a clinical trial in healthy volunteers by mid-2023 based on the minimum anticipated biologically effective level (MABEL) and anticipate safety data by the end of 2023. We anticipate initiating a Phase 1b clinical trial in ulcerative colitis patients in 2024 and expect proof of concept data to be potentially available in the second half of 2024.

We initiated a Phase 1 clinical trial in the second quarter of 2022 for SZN-043, our candidate in development for severe alcoholic hepatitis, or AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS™ technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. In multiple preclinical animal models of liver injury and fibrosis, SZN-043 has been shown to selectively activate Wnt signaling in the liver, stimulate transient hepatocyte proliferation, improve liver function and reduce fibrosis. We completed enrollment in the second cohort of the SZN-043 Phase 1a single ascending dose clinical trial in 2022 in healthy volunteers. We opened enrollment for the Phase 1a clinical trial in chronic liver disease, enrolled the first patient in the first quarter of 2023 and expect data to be available in the second half of 2023. We anticipate initiating a Phase 1b clinical trial in patients with severe alcoholic hepatitis in 2024 and expect proof of concept data to be potentially available in the second half of 2024.

In the first quarter of 2022, we nominated SZN-413, a Fzd4 targeted bi-specific antibody, as a development candidate for the treatment of retinal vascular associated diseases. Fzd4 mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function. Data generated in preclinical models of retinopathy demonstrated SZN-413 stimulated Wnt signaling and was able to induce normal retinal vessel regrowth while suppressing pathological vessel growth. In October 2022, we executed a Collaboration and Licensing Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. We anticipate the potential to identify the lead Fzd-4-targeted Wnt agonist product candidate by the end of 2023, which would trigger a $10.0 million milestone payment to us.

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

Dr. Roel Nusse and Dr. Harold Varmus discovered the first Wnt gene in 1982. Wnt signaling has now been shown to be critical to many essential normal functions. Dr. Nusse is a founder of our company and a member of our Scientific Advisory Board.

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

Wnt Biology Expertise: We have established a deep understanding of the Wnt pathway and its role in disease biology and have invested significantly in our people and technologies that enable us to selectively modulate Wnt signaling. Our research and development organization is led by world-class scientists. We have partnered with key thought leaders in the field, including those on our Scientific Advisory Board, and have developed significant expertise in various areas of biology relevant to the Wnt signaling pathway.

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

Our Scientific Approach

By combining our Wnt biology expertise with our proprietary technologies and capabilities, we have been able to establish a broad array of therapeutic opportunities. Our approach includes:

Identifying and characterizing areas where Wnt biology is critical to tissue structure and function. To date, we have investigated the importance of Wnt signaling in over 20 different tissue types and have prioritized multiple tissue types for further exploration, with a plan to continue to expand our efforts.

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

Our Technologies

Our two initial proprietary technologies, SWAP and SWEETS, enable us to potently and selectively modulate Wnt signaling through the generation of Wnt and R-spondin mimetics. Using these technologies, we design and develop antibodies that modulate Wnt signaling. Product candidates generated by these technologies have demonstrated the ability to repair tissue damage in multiple preclinical models including colitis and liver injury. We have developed specific candidate molecules for each disease area based on the associated tissue biology, the role of Wnt signaling in disease versus normal tissue, and a functional assessment of our candidate molecules.

Our SWAP and SWEETS technologies focus on key regulators of Wnt signaling, Wnt proteins and R-spondins.

Wnt Activation: SWAP (Surrozen Wnt signal Activating Protein)

Our SWAP molecules are designed to mimic the activity of naturally occurring Wnt proteins. They are bispecific full-length human (IgG) antibodies that, like Wnt proteins, directly activate the Wnt-signaling pathway in target tissue by binding to two of its natural co-receptors, Fzd and Lrp. With our SWAP technology, we combine Fzd and Lrp antibody-binding domains into bispecific antibodies to selectively activate Wnt signaling. We have generated and validated a broad library of SWAPs that have successfully activated Wnt-signaling. Our product candidates, SZN-1326 and SZN-413, utilize our SWAP technology and are designed to activate the Wnt pathway in injured tissue where certain Fzd receptors are expressed and the natural Wnt ligand is disturbed.

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

Subsequent discoveries made at Surrozen improved the potency and selectivity of the surrogate ligands discovered by Dr. Garcia. Our technology allows for targeting of Fzd and Lrp receptors, and we believe we can identify an optimized ratio of Fzds and Lrps required to activate Wnt signaling. We have also discovered that binding two different Fzds together with Lrp leads to efficient Wnt signal activation. Figure 1 below compares natural Wnt signaling to how our SWAP product candidates engage receptors on the cell surface to trigger Wnt signal activation.

SWAP
Wnt
Lrp
Fzd
Fzd
Lrp
Fzd
Wnt Signal
Tissue
Regeneration
Wnt Signal

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

We believe that both our SWAP and SWEETS technologies have the potential to generate a portfolio of product candidates that can harness the tissue repair activity of the Wnt pathway for a broad spectrum of severe diseases.

The chart below represents a summary of our wholly owned product candidates:

Figure 3. Lead programs

Our first product candidate, SZN-1326, is being developed as a novel treatment for moderate to severe IBD, with UC as our first proposed indication, and utilizes our proprietary SWAP technology to activate Wnt signaling. Wnt signaling plays a critical role in intestinal epithelial turnover and normal function. Abnormal signaling has been observed in patients with IBD and restoration of normal signaling is believed to play a role in the repair of damaged intestinal epithelial cells in IBD. SZN-1326 targets Fzd 5, Fzd 8 and Lrp 6 to activate Wnt signaling. We have observed that Fzd 5, Fzd 8 and Lrp 6 are expressed in the large bowel epithelium of UC tissue samples and that Fzd 5 is the most abundant, representing an attractive target for our therapeutic approach. IBD affects an estimated two million patients in the United States and is caused by damage to the intestinal barrier and an enhanced inflammatory response, which further exacerbates tissue damage. SZN-1326 is designed to activate Wnt-pathway signaling in intestinal epithelial cells. In multiple mouse models of IBD, SZN-1326 stimulated intestinal epithelial regeneration, characterized by restoration of the intestinal barrier and reduced histology severity score, lower levels of inflammatory cytokines and reduced disease activity. We will be re-initiating the Phase 1a clinical trial by mid-2023 based on the minimum anticipated biologically effective level (MABEL) and anticipate safety data by the end of 2023. We anticipate initiating a Phase 1b clinical trial in ulcerative colitis patients in 2024 and expect proof of concept data to be potentially available in the second half of 2024.

Our second product candidate, SZN-043, is being developed as a novel treatment for severe liver diseases, including severe AH, and utilizes our proprietary SWEETS technology. Severe AH is a disease with a 90-day mortality rate of 30% and has an estimated incidence of approximately 130,000 patients in the United States annually. In severe AH, damage to hepatocytes due to excessive alcohol use leads to jaundice, inflammation, impaired blood coagulation and increased risk of infections that may impact other organs such as the kidneys, brain and gastrointestinal system. We have designed SZN-043 to modulate naturally occurring Wnt signaling that is specifically targeted to hepatocytes. We have shown in preclinical models of liver injury that SZN-043 selectively and transiently stimulates hepatocyte proliferation, and restores liver function as measured by plasma ammonia. The selectivity of SZN-043 is achieved through the inclusion of an antibody binding domain selective for ASGR1 that is solely expressed on hepatocytes. We completed enrollment in the second cohort of the SZN-043 Phase 1a single ascending dose clinical trial in healthy volunteers in 2022. We opened enrollment for the Phase 1a clinical trial in chronic liver disease, enrolled the first patient in the first quarter of 2023 and expect data to be available in the second half of 2023. We anticipate initiating a Phase 1b clinical trial in patients with severe alcoholic hepatitis in 2024 and expect proof of concept data to be potentially available in the second half of 2024.

Our third product candidate, SZN-413, a Fzd4 targeted bi-specific antibody, is being developed as a novel treatment for retinal vascular-associated diseases and utilizes our proprietary SWAP technology to activate Wnt signaling. Fzd4-mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function, and data with Fzd4-specific Surrozen Wnt modulating tool molecules have shown that selectively activating Wnt signaling can rescue a disease phenotype in a norrin knockout model. Data evaluating SZN-413 in preclinical models of retinopathy demonstrated that activation of Wnt signaling increased tight unction protein expression in retinal vascular endothelial cells and significantly reduced avascular area and pathological neovascular tuft formation in an oxygen-induced retinopathy mouse model. In October 2022, we executed a CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. We anticipate the potential to identify the lead Fzd-4-targeted Wnt agonist product candidate by the end of 2023.

Our Research Programs

We believe that both our SWAP and SWEETS technologies have the potential to generate a portfolio of product candidates that can harness the tissue regenerative activity of the Wnt pathway and potentially bring therapeutic benefit to patients suffering from a broad spectrum of diseases. Our goal in each of these programs is to activate the natural ability of tissues in the body to heal themselves by increasing the Wnt signaling pathway in a localized, transient, and, we believe, safe manner.

By leveraging our scientific capabilities and approach, we have identified multiple potential tissue types to explore. We are currently focused on developing potential therapeutics for ocular diseases such as dry eye and fuch’s endothelial dystrophy.

One of our more advanced preclinical programs targets the lacrimal gland. Tear-producing lacrimal glands rely on Wnt signaling for maintenance of function. Restoration of lacrimal gland function through activation of Wnt signaling is a potential therapeutic approach to treat dry eye, including dry eye associated with Sjogren’s Disease. Preclinical data demonstrated that our Wnt-modulating molecules activated Wnt signaling in the lacrimal gland and increased tear production in a mouse IL-1a lacrimal gland injury model. The chart below represents a summary of our research programs:

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
•
Developing SZN-1326 for the treatment of moderate to severe IBD. We have shown that SZN-1326 leads to rapid repair of tissue damage and functional improvements in mouse models of IBD. We intend to initially develop SZN-1326 in patients with moderate to severe UC and then expand into the treatment of other intestinal diseases including CD. We will be re-initiating the Phase 1a clinical trial in healthy volunteers by mid-2023. We anticipate initiating a Phase 1b clinical trial in ulcerative colitis patients in 2024.
•
Developing SZN-043 for the treatment of liver disease. We have shown that SZN-043 selectively stimulates hepatocyte proliferation and leads to improvement of liver function in multiple animal models of liver injury. We intend to develop SZN-043 in patients with severe AH. We believe that the mechanism of SZN-043 has the potential to bring therapeutic benefit to patients with liver disease beyond our initial indication of severe AH. We opened enrollment for the Phase 1a clinical trial in chronic liver disease patients, enrolled the first patient in the first quarter of 2023 and expect data to be available in the second half of 2023. We anticipate initiating a Phase 1b clinical trial in patients with severe alcoholic hepatitis in 2024.
•
Developing novel product candidates and expanding our platform technologies to further our leading position in developing the Wnt signaling pathway modulators. Wnt signaling is critical in tissue regeneration throughout the body, including in intestine, liver, lung, retina, kidney, cochlea, cornea, skin, pancreas and central nervous system. Our research suggests that SWAP and SWEETS will provide us with the opportunity to generate specific modulators of Wnt signaling. We have generated libraries of Wnt and R-spondin receptor binders that have helped us create a broad portfolio of product candidates. We have developed and filed patent applications for additional Wnt modulating antibody technologies and are committed to continuously applying new insights, tools, technologies and capabilities to additional diseases and areas and adding to our platform technologies and pipeline.
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

Our Wnt Therapeutics Platform

We have discovered two proprietary technologies of modulators of Wnt signaling: SWAP and SWEETS. We have designed and continue to design antibodies that modulate the Wnt signaling pathway by acting as mimetics of either Wnt protein or one of its regulators, R-spondin. Product candidates generated by our technologies have demonstrated the ability to repair tissue damage in multiple preclinical models including IBD and liver injuries. We were able to select a specific candidate molecule and technology for each disease area based on tissue biology, profile of Wnt signaling in disease versus normal, and functional test of molecules. We are advancing two of these candidates, SZN-1326 and SZN-043, into clinical development.

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

SWAP
Wnt
Fzd
Lrp
Fzd
Lrp
Fzd
Wnt Signal
Tissue
Regeneration
Wnt Signal

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

We have focused our efforts on developing antibody-binding domains that independently bind to Fzd and to Lrp. Antibody-binding domains provide a potential advantage over other binding domains due to the ability to identify domains with high potency and with high specificity, in addition to the maturing manufacturing process. We have identified antibody-binding domains capable of distinguishing individual Fzd family members, providing an opportunity to selectively activate Wnt signaling in cells expressing specific Fzd receptors—a property that naturally occurring Wnt proteins do not have.

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

F3:5:L2:Fc
F3:L2:Fc+F3:αGFP:Fc
F3:L2:Fc+αGFP:L2:Fc
WNT3A
1500000
1000000
500000
0
RLU
-6
-4
-2
0
2
4
log[Protein], nM
F3
F3
L2
αGFP
F3
αGFP
L2
L2

Figure 7. Multivalent antibodies with two Fzd binding domains (F3) and at least one Lrp binding domain (L2) led to more potent activation of the Wnt signaling pathway.

We are developing a series of product candidates based on the SWAP technology, which combines binding domains for specific Fzd receptors and binding domains for specific Lrp receptors. Our current SWAP lead product candidate, SZN-1326, is being evaluated for its ability to treat moderate to severe IBD. SZN-413 is another SWAP project candidate for the treatment of retinal vascular associated diseases. In addition, we are developing other product candidates, including for the potential treatment of ocular diseases.

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

We will be re-initiating the Phase 1a clinical trial by mid-2023 based on the minimum anticipated biologically effective level (MABEL) and anticipate safety data by the end of 2023. We anticipate initiating a Phase 1b clinical trial in ulcerative colitis patients in 2024 and expect proof of concept data to be potentially available in the second half of 2024.

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

Figure 16. SZN-1326 administration led to improvement in the disease activity index in an acute DSS model. (* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001)

Clinical Development of SZN-1326

We intend to re-initiate the Phase 1a clinical trial by mid-2023. Our trial focuses on assessing safety and tolerability as well as on obtaining human pharmacokinetic data in healthy volunteers. We intend to conduct a multiple ascending dose trial in patients with moderate to severe UC in 2024 with the goal of assessing safety, tolerability, pharmacokinetics and initial signs of clinical activity through the effects on stool frequency, rectal bleeding, cytokines, biomarkers, and endoscopic and histological changes in the colon. We anticipate that later stage trials would include the induction of clinical and histological remission, either alone or in combination with anti-inflammatory drugs. Based both on the mechanism of action of SZN-1326 and our preclinical results, we believe that dosing of SZN-1326 for several weeks has the potential to demonstrate durable remissions. If we obtain initial signs of efficacy in UC, we anticipate also initiating clinical development in CD.

SZN-043, a SWEETS product candidate for the treatment of severe liver diseases

SZN-043 is our product candidate in development for severe alcoholic hepatitis, or AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS™ technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. We have shown that SZN-043 activates Wnt signaling in hepatocytes and contributes both to increasing hepatocyte proliferation and to restoring liver function. We opened enrollment for the Phase 1a clinical trial in chronic liver disease patients, enrolled the first patient in the first quarter of 2023 and expect data to be available in the second half of 2023. We anticipate initiating a Phase 1b clinical trial in patients with severe alcoholic hepatitis in 2024.

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

There are an estimated 130,000 unique AH-related hospitalizations annually in the United States. Alcoholism affects an estimated 8% of the U.S. population and between 10% and 35% of alcoholics have characteristics consistent with the development of AH.

Our Solution: SZN-043

We are developing SZN-043, a tissue-selective R-spondin mimetic based on our SWEETS technology, for the treatment of severe liver disease. Our goal was to create a molecule that could stimulate liver regeneration by amplifying the effect of naturally occurring Wnt proteins. SZN-043 is a bispecific antibody that mimics the stimulatory effect of R-spondin specifically on hepatocytes through targeting of asialoglycoprotein receptor 1, or ASGR1. Liver regeneration has been shown to be an important predictor and biomarker for disease severity, response to corticosteroids and patient survival in those with severe AH. We believe that the regenerative capacity that SZN-043 has shown in preclinical models will potentially improve the outcome of patients with severe AH. Figure 17 below describes the proposed mechanism of action of SZN-043.

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

Figure 19. SZN-043 led to increased proliferation and differentiation of hepatocytes in mice. (* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001)

Functional Improvement

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

Elevated ammonia levels are also observed in a mouse model of AH. In this model, AH is induced by seven weeks of a binge ethanol diet. After seven weeks, the ethanol diet is suspended, and liver injury is assessed. Treatment with SZN-043 significantly lowered ammonia levels in this model by day three, as shown in Figure 20.

Ammonia
Plasma AMMN (μmol/L)
250
200
150
100
50
0
D0
D3
D7
**
LLOQ
Baseline
Pair Fed
EtOH
Anti-GFP
SZN-043

Figure 20. SZN-043 treatment significantly reduced ammonia levels in an alcoholic hepatitis mouse model. (* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001)

Clinical Development of SZN-043

We completed enrollment in the second cohort of the SZN-043 Phase 1a single ascending dose clinical trial in healthy volunteers in 2022. We opened enrollment for the Phase 1a clinical trial in chronic liver disease patients, enrolled the first patient in the first quarter of 2023 and expect data to be available in the second half of 2023. This single ascending dose Phase 1a study assesses pharmacokinetics, safety and tolerability, and pharmacodynamic markers. We anticipate conducting a clinical trial in patients with severe AH in 2024 with the primary endpoints of safety and pharmacokinetics and exploratory efficacy endpoints consisting of the Lille and MELD scores. The Lille model is a highly predictive measure of likelihood of death at three and six months calculated by taking into account patient age, renal insufficiency, albumin, prothrombin time, bilirubin, and evolution of bilirubin at day seven. The MELD score is a separate prognostic scoring system that is used to predict the three-month mortality due to liver disease based on laboratory parameters such as creatinine, bilirubin, and INR measurements. Based on our estimates of the prevalence of severe AH, we are exploring whether SZN-043 may qualify for orphan drug designation or fast track designation or both, which may accelerate its path towards potential regulatory approval.

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

Collaboration and Licensing Arrangements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, we executed the CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413. We and BI are conducting partnership research focused on SZN-413 during a one-year period, which BI has the right to extend by up to six months. We granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI and their derivatives. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. For five years after the effective date of the CLA, we are prohibited from preclinically and clinically developing or commercializing Fzd4 bi-specific antibodies for any diseases of the eye, and BI is prohibited from clinically developing or commercializing licensed products for any purpose other than diseases of the eye. Unless terminated earlier or expiring on account of BI not selecting at least one Fzd4 bi-specific antibody within sixty days after the end of the partnership research, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of BI's royalty obligations. BI has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach. Under the terms of the CLA, BI paid a non-refundable upfront payment of $12.5 million less applicable withholding tax and we are eligible to receive success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property.

Stanford License Agreements

In March 2016, we entered into a license agreement with Stanford University, or the 2016 Stanford Agreement, which was amended in July 2016, October 2016 and January 2021, pursuant to which we obtained a worldwide, exclusive, sublicensable license under certain patents, rights, or licensed patents and technology related to our engineered Wnt surrogate molecules to make, use, import, offer to sell and sell products that are claimed by the licensed patents or that use or incorporate such technology, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases. The 2016 Stanford Agreement covers two patent families and any patents that grant from these families are predicted to expire in 2035 and 2037, absent any patent term adjustments or extensions. In consideration for this license, we paid Stanford a nominal upfront fee and issued an aggregate of 42,451 shares of our common stock to Stanford, the University of Washington and two co-inventors of the licensed patents. In addition, we agreed to pay Stanford nominal annual license maintenance fees which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $0.9 million for the achievement of specified development and regulatory milestones, and an aggregate of up to $5.0 million for the achievement of specified sales milestones. Stanford is also entitled to receive royalties from us equal to a very low single digit percentage of our and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country basis, until the last-to-expire valid claim of a licensed patent covering a licensed product in the country of manufacture or sale. Additionally, we agreed to pay Stanford a sub-teen double digit percentage of certain consideration we receive as a result of granting sublicenses to the licensed patents. However, we and Stanford may be able to negotiate a lower non-royalty sublicense percentage based on the then-current value of the licensed patents for each sublicense product. If we are acquired, we agreed to pay a one-time change of control fee in the low six figures. Stanford retains the right under the 2016 Stanford Agreement, on behalf of itself, Stanford Hospital and Clinics, the University of Washington and all other non-profit research institutions, to practice the licensed patents and technology for any non-profit purpose. The licensed patents and technology are additionally subject to a non-exclusive, irrevocable, worldwide license held by the Howard Hughes Medical Institute to practice the licensed patents and technology for its research purposes, but with no right to assign or sublicense.

In June 2018, we entered into another license agreement with Stanford, or the 2018 Stanford Agreement, pursuant to which we obtained from Stanford, a worldwide, exclusive, sublicensable license under certain patent rights related to our surrogate R-spondin proteins, or licensed patents, to make, use, import, offer to sell and sell products that are claimed by the licensed patents, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases, or the exclusive field. The 2018 Stanford Agreement covers one patent family, and any patents that grant from this family are predicted to expire in 2038, absent any patent term adjustment or extension. Additionally, Stanford granted us a worldwide, non-exclusive, sublicensable license under the licensed patents to make and use licensed products for research and development purposes in furtherance of the exclusive field and a worldwide, non-exclusive license to make, use and import, but not to offer to sell or sell, licensed products in any other field of use. In consideration of these licenses, we paid Stanford a nominal upfront fee. We also agreed to pay Stanford nominal annual license maintenance fees which are creditable against earned royalties owed to Stanford for the same year, and an aggregate of up to $0.4 million for the achievement of specified development and regulatory milestones. Stanford is also entitled to receive royalties from us equal to a sub-single digit percentage of our and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country basis, until the last-to-expire valid claim of a licensed patent covering a licensed product in the country of manufacture or sale. Additionally, we agreed to pay Stanford a one-time payment in the low six figures for each sublicense of the licensed patents that we grant to a third party and, if we are acquired, a one-time nominal change of control fee. Stanford retains the right under the 2018 Stanford Agreement, on behalf of itself, Stanford Health Care, Lucile Packard Children’s Hospital at Stanford, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose. The licensed patents are additionally subject to a non-exclusive, irrevocable, worldwide license held by the Howard Hughes Medical Institute to exercise any intellectual property rights with respect to the licensed patents for research purposes, including the right to sublicense to non-profit and governmental entities but with no other rights to assign or sublicense.

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

In March 2022, we exercised the option under the UCSF Agreements and entered into a non-exclusive commercial license agreement to make and use licensed products derived from the phage display llama VHH single domain antibody library. Under the commercial license agreement, the Company paid UCSF a nominal license issue fee and agreed to pay a nominal annual license maintenance fee, five- to six-digit payments per licensed product upon achievement of a regulatory milestone, nominal minimum annual royalties, and earned royalties equal to a sub-single digit percentage of the Company’s and the Company’s sublicensees’ net sales of licensed products.

Unless earlier terminated, each UCSF Agreement will continue until four years from its execution date and we may exercise the option to negotiate a commercial license at any time during that term. Additionally, we may extend each UCSF Agreement for an additional four years by paying UCSF a nominal term extension fee. We may terminate either UCSF Agreement at any time for any reason by providing at least 60 days’ written notice to UCSF. UCSF may terminate either UCSF Agreement if UCSF reasonably believes we are in material breach of such UCSF Agreement and we fail to remedy such breach within 60 days after written notice of such breach given by UCSF. Additionally, the UCSF Agreements will automatically terminate in the event of our bankruptcy.

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

Patents and Other Proprietary Rights

As of December 31, 2022, our patent portfolio consisted of over 20 pending patent application families, including 15 families that have entered national phase in the United States and other countries, three families with pending Patent Cooperation Treaty, or PCT, applications, some of which have also been filed in certain non-PCT countries (e.g., Taiwan), and five families with pending U.S. provisional applications. These patent applications are directed to, for example, the SWAP and SWEETS platforms, the parental constructs of our two lead product candidate molecules, SZN-043 and SZN-1326, the recently out-licensed SZN-413, as well as methods of treating disorders of the liver, intestine, retina, cornea, and lacrimal gland.

SWAP Platform Technology

As of December 31, 2022, we solely own or exclusively license 15 patent families related to our SWAP platform. These patent families are directed to compositions of matter and/or methods of use, and relate to Wnt mimetics that bind to both a FZD receptor and an LRP receptor, and binding domains and uses thereof. Any patents that issue from these patent families are predicted to expire between 2035 and 2042 absent any patent term adjustment or extension.

We have exclusively licensed two patent families from The Board of Trustees of the Leland Stanford Junior University, or Stanford, related to our SWAP platform. One patent family has been allowed or granted in Australia, Europe, Japan and the United States and is pending in the United States, Australia, Canada, and Japan, and any patents that grant from this patent family are predicted to expire in 2035 absent any patent term adjustment or extension. The other patent family is pending in the United States, and any patents that grant from this patent family are predicted to expire in 2037 absent any patent term adjustment or extension.

Our exclusively owned patent families related to our SWAP platform include six patent families related to compositions of matter and/or methods of use relevant to SZN-1326. Two of these patent families are filed in the United States, Australia, Canada, China, Europe, Hong Kong and Japan, and any patents that grant from these patent families are predicted to expire in 2038 absent any patent term adjustment or extension. One is filed in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Japan, and any patents that grant from these patent families are predicted to expire in 2038 absent any patent term adjustment or extension. One application is filed in the United States, Australia, Canada, China, Europe, India, and Japan, and any patents that grant from this application is predicted to expire in 2039 absent any patent term adjustment or extension. One application is filed in the United States, Australia, Canada, China, Europe, India, Japan, and the Republic of Korea, and any patents that grant from this application is predicted to expire in 2040 absent any patent term adjustment or extension. Another has been filed as a PCT application and a Taiwan application, and any patents that grant from these applications are predicted to expire in 2042. Other exclusively owned patent families related to the SWAP program are directed to compositions of matter and/or methods of use relevant to potential future product candidates. They include: one patent family filed in the United States, Australia, Canada, China, Europe, Hong Kong, India, the Republic of Korea, and Japan; one patent family filed in the United States, Australia, Canada, Europe, and Japan; one patent family filed in United States, Australia, Canada, China, and Japan; one pending PCT application and corresponding pending applications also filed in United States, Lebanon, Taiwan, and Argentina; one pending PCT application; and two provisional applications. Any patents that grant from these patent families related to the SWAP program are predicted to expire between 2040 and 2043 absent any patent term adjustment or extension.

SWEETS Platform Technology

As of December 31, 2022, we solely own or exclusively license five patent families related to our SWEETS platform. These patent families are directed to compositions of matter and methods of use of SWEETS molecules, and relate to tissue-selective R-spondin mimetics and binding domains and uses thereof. Any patents that grant from these patent families are predicted to expire between 2038 and 2041 absent any patent term adjustment or extension.

We have exclusively licensed one patent family from Stanford related to our SWEETS platform. This patent family is filed in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Japan, and any patents that grant from this patent family are predicted to expire in 2038 absent any patent term adjustment or extension.

Our solely owned patent families related to our SWEETS platform include three patent families related to compositions of matter and/or methods of use relevant to SZN-043. Two of these patent families have been filed in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Japan, and any patents that grant from these patent families are predicted to expire in 2038 or 2039 absent any patent term adjustment or extension. The other patent family directed to SZN-043 composition of matter and methods of use was filed as PCT and Taiwan patent applications, and any patents that grant from national stage applications resulting from these applications are predicted to expire in 2041 absent any patent term adjustment or extension. We also filed a US provisional application encompassing antibodies that bind to components of SZN-043 and method of use related to quantification of and release assays for SZN-043. Any patents that grant from any related national stage applications are predicted to expire in 2043. We plan on filing additional applications on any improvements or modifications of SZN-043 and methods of use thereof.

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

With respect to SZN-1326, there are no FDA-approved therapeutics targeted towards the Wnt signaling pathway for the treatment of IBD. There are currently oral and biologic therapeutics approved for the treatment of IBD marketed by Johnson & Johnson, Amgen Inc., Abbvie Inc., Takeda, Bristol Myers Squibb and Pfizer Inc., in addition to other major pharmaceutical companies, against which our product candidate may compete, if approved. In addition, we are aware of product candidates under development targeting epithelial barrier repair for the treatment of IBD, including from Applied Molecular Transport (AMT-126) in Phase 1. Other epithelial barrier repair programs include TP-317 by Thetis Pharmaceuticals, an oral therapeutic designed to deliver Resolvin E1 to the gastrointestinal tract in Phase 1.

We are aware of product candidates under development for AH and liver failure. Durect Corp is investigating DUR-928 in a Phase 2/3 clinical trial in patients with severe AH, Intercept is investigating INT-787 in a Phase 2a clinical trial in subjects with severe AH and Akaza Bioscience is preparing to investigate resatorvid (TAK-242) in a Phase 2 clinical trial of subjects with grade 1 or 2 acute-on-chronic liver failure (ACLF). Evive has completed a Phase 1b study with F-652 a recombinant fusion protein containing human interleukin 22 (IL-22) in alcoholic hepatitis.

With respect to our earlier stage research programs, we are aware of one FDA-approved treatment targeting the Wnt pathway. Evenity (romosozumab) is a humanized monoclonal antibody targeting sclerostin and currently marketed by Amgen Inc. and UCB for postmenopausal osteoporosis. Ankasa Regenerative Therapeutics, Inc. is developing a liposomal formulation of recombinant human

Wnt3A protein, that is applied ex vivo, to harvested autologous bone grafts (autograft) to enhance the osteogenic properties of the autograft prior to reimplantation in orthopedic surgeries. Frequency Therapeutics is developing a therapeutic product focused on the underlying cause of sensorineural hearing loss by activating progenitor cells to regenerate hair cells. AntlerA Therapeutics is a preclinical stage company developing Wnt antibody-like molecules (ANTs) that activate specific Fzd receptor complexes and are designed to control tissue stem cells and promote tissue repair and rejuvenation.

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

Regulatory Approval in the United States

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, or PHSA, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with the FDA’s Good Laboratory Practice, or GLP, requirements;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice (GCP) requirements and other clinical trial-related regulations to establish the safety, purity and potency of the product candidate for each proposed indication;
•
preparation and submission to the FDA of a biologics license application, or BLA, after completion of all clinical trials;
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

The cost of preparing and submitting a BLA is substantial. Under the Prescription Drug User Fee Act, or PDUFA, each BLA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved BLA is also subject to an annual program fee.

The FDA reviews a submitted BLA to determine if it is substantially complete before the FDA accepts it for filing and may request additional information from the sponsor. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. In this event, the BLA must be resubmitted with any additional information requested. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Under the goals agreed to by the FDA under the PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process can be extended by FDA requests for additional information or clarification.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product is produced, it will issue either an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the BLA and may require additional clinical data, additional pivotal clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing in order for FDA to reconsider the application. If a CRL is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. The FDA has committed to reviewing such resubmissions in two or six months from receipt, depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may require a REMS to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use. A REMS can include medication guides, communication plans for healthcare professionals and elements to assure a product’s safe use, or ETASU. An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Biosimilars and Reference Product Exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called The Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

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
•
HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which impose privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to health epidemics. We expect that additional state and federal healthcare reform measures will be adopted in the future.

Employees and Human Capital Resources

Our Employees

As of March 1, 2023, we had 74 full-time employees, with 50 in research and development and 24 in general and administrative functions. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

As of March 1, 2023, 47% of all employees were female, and 40% or our managerial employees were female.

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

Corporate Information

Our principal executive offices are located at 171 Oyster Point Blvd., Suite 400, South San Francisco, California 94080 and our telephone number is (650) 489-9000. Our corporate website address is www.surrozen.com. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Summary of Risk Factors

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Our business involves significant risks that may have a material adverse effect on our business, financial condition, results of operations, prospects and stock price. These risks are more fully described below and include, among others:

•
We are an clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
•
Phase 1 clinical trials for SZN-043 in healthy volunteers are ongoing but treatment-related adverse events have been observed, and if these findings continue or worsen, we could require additional capital to complete our clinical trials and development efforts for SZN-043.
•
None of our products have received regulatory approval; our ability to achieve and sustain profitability depends on obtaining regulatory approval and successfully commercializing product candidates, either alone or with collaborators.
•
If any current or future product candidate, after it begins clinical trials or receives marketing approval, demonstrates undesirable safety or tolerability side effects or safety concerns, our ability to market and derive revenue from the product candidate could be compromised.
•
We will need substantial additional funds to advance development of product candidates of our Wnt therapeutics platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
•
We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.
•
Any future equity or debt issuances or other financing transactions may have dilutive or adverse effects on our existing stockholders.
•
We rely on third parties to conduct our preclinical studies and plan to continue to rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily.
•
Our clinical development activities could be delayed or otherwise adversely affected for various reasons.
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
•
If we are unable to maintain proper and effective internal controls over financial reporting, the accuracy and timeliness of our financial reporting and the market price of our common stock may be adversely affected.
•
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

•
Our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, natural disasters and other events on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom it conducts business, including contract manufacturers, CROs, shippers and others.
•
To the extent we enter into any other collaborations, we may depend on such collaborations for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.
•
Collaborations are complex and time-consuming to negotiate and document.
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

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a history of losses. Since its inception, we have devoted substantially all of our resources to research and development, preclinical studies, clinical trials, building our management team and building our intellectual property portfolio, and have incurred significant operating losses. Substantially all of our losses have resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

Phase 1 clinical trials for SZN-043 in healthy volunteers are ongoing but treatment-related adverse events have been observed, and if these findings continue or worsen, we could require additional capital to complete our clinical trials and development efforts for SZN-043.

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

We are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. There is no guarantee that we will be able to proceed with clinical development of our product candidates or that our product candidates will demonstrate a clinical benefit once we further advance these candidates. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties that we have encountered and that are frequently encountered by clinical stage biopharmaceutical companies such as us.

We may not be able to access the financial resources to continue development of, or to enter into any collaborations for, SZN-1326, SZN-043 or any potential future product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a product candidate, such as:

•
negative or inconclusive results from our preclinical or clinical trials (including as described above) or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon any or all of our programs;
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
•
failure of us or Boehringer Ingelheim International GmbH to adequately perform under the Collaboration and License Agreement;
•
failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•
delays and changes in regulatory requirements, policies and guidelines; or
•
the FDA or other regulatory authorities interpreting our data differently than it does.

Further, we and our current and potential future collaborator may never receive approval to market and commercialize any product candidate. Even if we or our current and potential future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as were intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our current and potential future collaborator may be subject to post-marketing testing requirements to maintain regulatory approval.

SZN-1326, SZN-043, SZN-413 and any future product candidate that is tested in humans may not demonstrate the safety, purity and potency, or efficacy, necessary to become approvable or commercially viable.

We may ultimately discover that SZN-1326, SZN-043 and SZN-413 do not possess certain properties that we believe are helpful for therapeutic effectiveness and safety. For example, although SZN-043 and SZN-1326 exhibited encouraging results in animal studies, they may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways, as shown by the observations of asymptomatic transaminase elevations discussed above. As a result, we may never succeed in developing a marketable product based on any of our current or future product candidates. If SZN-1326, SZN-043, SZN-413 or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody-based discovery and development and materially and adversely affect our business, financial condition, results of operations and prospects.

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

If any current or future product candidate, after it begins clinical trials or receives marketing approval, demonstrates undesirable safety or tolerability side effects or safety concerns, our ability to market and derive revenue from the product candidate could be compromised.

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
•
our reputation may suffer.

We will need substantial additional funds to advance development of product candidates of our Wnt therapeutics platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If SZN-1326, SZN-043 or potential future product candidates advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our Wnt therapeutics platform, SZN-1326, SZN-043 and other product candidates and we will require significant funds to continue to develop our platform, resume clinical trials for SZN-1326, continue clinical trials for SZN-043 and conduct further research and development, including preclinical studies and clinical trials.

To date, we have primarily financed our operations through the sale of equity securities. Until such time as we can generate sufficient revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions. In February 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of our common stock from time to time over a 36-month period, subject to certain conditions and limitations. We may not be able to receive any or all of the funds from Lincoln Park because of the limitations, restrictions, requirements, events of default and other provisions contained in the purchase agreement that could limit our ability to cause Lincoln Park to purchase our common stock. If our stock price drops, we also may not be able to sell shares to Lincoln Park at all or in amounts sufficient to obtain necessary financing. In December 2022, we entered into a sales agreement with Guggenheim Securities, LLC, or Guggenheim, in connection with a shelf registration statement on Form S-3 filed in December 2022, to issue and sell our common stock up to $23.0 million under the at-the-market offering. To date we have not sold any shares of common stock under the sales agreement. Given the volatility in the capital markets, we may not be willing or able to raise equity capital through such at-the-market offering. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States, and worldwide. The overall impact of these events on our business may be significantly affected by the actions of U.S. and foreign governments. These events and actions could result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive.

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
•
the impact of the health epidemics on our business;
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

The terms of any financing, including our potential financing through Lincoln Park and the at-the-market offering with Guggenheim, may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common stock to decline. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our current and potential future product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we raise any additional capital through public or private equity or convertible debt offerings, including through any sales of common stock to Lincoln Park or under the at-the-market offering with Guggenheim, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

From time to time, we consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. For example, in October 2022, we executed a strategic partnership with BI for the research and development of SZN-413 for the treatment of retinal diseases. We will continue to evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies or hospitals. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our Wnt therapeutics platform. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase its near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.

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

We rely on third parties to conduct our preclinical studies and plan to continue to rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily.

We rely on third-party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had it conducted them on its own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and contract manufacturing organizations, or CMOs, and may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, this would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

Our clinical development activities could be delayed or otherwise adversely affected for various reasons.

We may not be able to initiate, resume or continue clinical trials for our current or potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. We cannot predict how difficult it will be to enroll and retain patients for our trials. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

•
delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;•the FDA or other comparable foreign regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
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

If we are unable to maintain proper and effective internal controls over financial reporting, the accuracy and timeliness of our financial reporting and the market price of our common stock may be adversely affected.

Effective internal controls are necessary for us to provide reliable financial reports and to protect from fraudulent, illegal or unauthorized transactions. If we cannot provide effective controls and reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In the future, our independent registered public accounting firm may also need to attest to the effectiveness of our internal control over financial reporting.

Even though we implemented measures designed to improve our internal control over financial reporting and remediated the control deficiencies that led to the material weakness, we cannot assure that we have identified all, or that we will not in the future have additional, material weaknesses. If material weaknesses or control deficiencies occur again in the future, we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

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

Our ability to use net operating loss carryforwards, or NOLs, to offset future taxable income may be subject to certain limitations.

Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under current law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under current law, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2022, we had NOLs of approximately $139.4 million and $53.0 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. NOLs generated after 2018 for federal tax reporting purposes of $127.0 million have an indefinite carryforward period. The remaining federal and all state NOLs begin expiring in 2036.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have determined that we likely had an ownership change in September 2020. As a result of the annual limitations caused by the ownership changes, it was estimated that approximately $1.3 million of federal tax credit and $27.4 million of California NOL will expire unutilized for income tax purposes, and such amounts are excluded from the carryforward balances of December 31, 2022. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, and some of which are outside our control. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.

Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Craig Parker, its President and Chief Executive Officer, Wen-Chen Yeh, our Chief Scientific Officer, and Charles Williams, our Chief Financial Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of the executive team, management team or other key employees or advisors could delay research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers are located outside of the United States and we have conducted, and anticipate conducting additional future, clinical trials, including our Phase 1 trials for SZN-1326 and SZN-043, outside of the United States. Furthermore, if we or any current or future collaborator succeed in developing any products, we anticipate marketing them in the European Union, or EU, and other jurisdictions in addition to the United States. If approved, we or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

We and any potential future collaborators, partners or service providers may be subject to federal, state and foreign data protection laws, regulations and regulatory guidance, the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or contractual obligations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, such as Health Insurance Portability and Accountability Act, or HIPAA, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of any future potential collaborators or service providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to civil or criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, or if we otherwise violate applicable privacy and data security laws.

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

In addition, the GDPR includes restrictions on cross-border data transfers. A recent decision by the Court of Justice of the European Union has invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR’s cross-border data transfer restrictions, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner has opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. The United Kingdom, or UK, whose data protection laws are similar to those of the EU, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal information from the UK to the U.S. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs. Given that, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law, which may increase Our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit the transfer of EU personal data outside of the EU (including clinical trial data), and may adversely impact Our operations, product development, and ability to provide our products.

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

We depend on sophisticated information technology systems and data processing to operate our business. If we experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of its proprietary or confidential data, employee data or personal data, we may face costs, significant liabilities, harm to its brand and business disruption.

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

Our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, natural disasters and other events on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom it conducts business, including contract manufacturers, CROs, shippers and others.

Health epidemics could cause significant disruption in our operations and the operations of third-party manufacturers, CROs and other third parties upon whom we rely.

If relationships with suppliers or other vendors are terminated or scaled back as a result of health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet desired clinical development and any future commercialization timelines. Although we carefully manage relationships with suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.

In addition, our preclinical studies and future clinical trials may be affected by health epidemics. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to concerns among patients about participating in clinical trials during a health epidemics. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may experience additional restrictions by their institutions, city or state, preclinical studies and future clinical trial operations could be adversely impacted.

To the extent we enter into any other collaborations, we may depend on such collaborations for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

We may selectively seek additional third-party collaborators for the development and commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates, including our collaboration with BI, pose many risks to us, including that:

•
Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
•
Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or products if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
A collaborator with marketing and distribution rights to one or more product candidates or products may not commit sufficient resources to the marketing and distribution of such drugs;
•
Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•
Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

Collaborations are complex and time-consuming to negotiate and document.

If we decide to collaborate with any other third parties in connection with any of our development programs or product candidates, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development program or the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Moreover, the patent positions of biopharmaceutical companies are generally uncertain because they may involve complex legal and factual considerations that have, in recent years, been the subject of legal development and change. As a result, the issuance, scope, validity, enforceability and commercial value of our pending patent rights is uncertain. The standards applied by the United States Patent and Trademark Office, or the USPTO, and foreign patent offices in granting patents are not always certain and moreover, are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our owned or in-licensed patent applications or narrow the scope of any patent protection it may obtain from its owned or in-licensed patent applications.

Even if patents do successfully issue from our owned or in-licensed patent application, and even if such patents cover our current or any future technologies or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any current or future technologies or product candidates that it may develop. Likewise, if patent applications we own or have in-licensed with respect to our development programs and current or future technologies or product candidates fail to issue, if their breadth or strength is threatened, or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or product candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain or any loss of patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar or identical to SZN-1326, SZN-043, SZN-413 or any future product candidates.

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

We are party to an exclusive license agreement with Stanford University covering patents relevant to one or more product candidates, and may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. The license agreements with Stanford impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of the license agreements with Stanford, see the section titled “Business—Stanford License Agreements.” If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. License termination could result in our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. In certain circumstances, our licensed patent rights are subject to reimbursing licensors for their patent prosecution and maintenance costs. If our licensors and future licensors fail to prosecute, maintain, enforce and defend patents we may license, or lose rights to licensed patents or patent applications, our licensed rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or product candidates that is the subject of such licensed rights could be materially adversely affected.

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

As referenced above, for example, courts in the U.S. continue to refine the heavily fact-and-circumstance-dependent jurisprudence defining the scope of patent protection available for therapeutics, narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This creates uncertainty about our ability to obtain patents in the future and the value of such patents. In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Our product candidates SZN-1326 and SZN-043 have begun clinical development and their risk of failure is high. It is impossible to predict when or if our candidates or any potential future product candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety, purity, and potency, or efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, particularly in light of recent observations relating to clinical trials for SZN-1326 and SZN-043. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. We initiated first-in-human trials of SZN-1326 and SZN-043 in the third quarter of 2022. We have experienced (as described above), and may further experience, delays in initiating or completing our clinical studies. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, will enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

SZN-1326, SZN-043, SZN-413 and any potential future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our potential future collaborators to begin selling them.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Among the provisions of the ACA, of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

There have been legal and political challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional future challenges or the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and will remain in effect through 2031, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In addition, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates and covered subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
•
the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS, information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members; and
•
analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay its commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues it is able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup its investment in one or more product candidates, even if our product candidates obtain regulatory approval. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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
•
the impact of health epidemic on our business;
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

We currently expect to use our current cash to fund the development of SZN-1326 and SZN-043 through the resumption and continuation of first in human trials and to fund our other ongoing research and discovery programs, as well as for working capital and other general corporate purposes. We may also use a portion of our cash to in-license, acquire or invest in complementary businesses, technologies, products or assets. However, other than our CLA with BI, we have no current commitments or obligations to do so. Therefore, our management will have flexibility in allocating our cash. Accordingly, you will be relying on the judgment of our management with regard to the allocation of our cash, and you will not have the opportunity, as part of your investment decision, to assess whether the cash is being allocated appropriately. It is possible that the cash will be invested in a way that does not yield a favorable, or any, return for our company.

We may issue additional shares of Common Stock or other equity securities without your approval, including pursuant to our employee stock plans, our agreement with Lincoln Park and our agreement with Guggenheim, and holders of warrants and options may choose to exercise their warrants and options requiring us to issue shares of Common Stock; all of these actions would dilute your ownership interest and may depress the market price of our Common Stock.

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

As of March 1, 2023, we had Warrants outstanding to purchase an aggregate of 5,907,478 shares of Common Stock and options outstanding which are or will be exercisable into 5,301,567 shares of Common Stock. In addition, pursuant to the 2021 Plan and the 2021 Employee Stock Purchase Plan, or ESPP, we may issue an aggregate of up to 5,234,901 shares of Common Stock for awards granted under the 2021 Plan to our employees, directors and consultants. Additionally, on January 1 of each year continuing through and including January 1, 2031, the number of shares of our common stock reserved for issuance under our 2021 Plan and the ESPP will automatically increase by 5% and 1%, respectively, of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

As of March 1, 2023, our officers and directors control 35.4 percent of our common stock, of which The Column Group (managed by one of our directors, Tim Kutzkey) controls 31.1 percent of our common stock. Acting together, they could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. Furthermore, The Regents of the University of California controls 6.9% of our common stock, SymBiosis II, LLC controls 6.5% of our common stock and BML Investment Partners, L.P. controls 5.5% of our common stock. Combined, all of the foregoing stockholders control over 50% of our common stock, and acting together, they could determine the outcome of any matter requiring approval by a majority of stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may cause, prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, or any claim for which the U.S. federal courts have exclusive jurisdiction.

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

Our Common Stock and Public Warrants are currently listed on the Nasdaq. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

On January 4, 2023, we received a written notice from Nasdaq notifying us that on January 3, 2023, the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Requirement. We have 180 calendar days to regain compliance with the Minimum Bid Requirement, or the Grace Period, subject to a potential 180 calendar day extension, as described below. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days within the Grace Period. If we do not achieve compliance with the Minimum Bid Requirement by July 3, 2023, the end of the Grace Period, we may be eligible for an additional 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for the market value of our publicly held shares and all other Nasdaq initial listing standards, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will be subject to delisting.

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

We qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

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

Our Public Warrants are issued in registered form under a warrant agreement by and between Continental Stock Transfer & Trust Company, as the warrant agent, and us, dated as of November 18, 2020, or the Warrant Agreement. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to holders, thereby making such Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sales price of our Common Stock equals or exceeds $18 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you (a) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in South San Francisco, California, pursuant to a lease that expires in 2025. We believe that our current facilities are adequate to meet our ongoing needs and, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders

As of March 1, 2023, there were 73 holders of record of our shares of Common Stock and 26 holders of record of our Public Warrants. These amounts do not include stockholders for whom shares are held in street name by banks, brokers and other nominees.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock and warrants purchased by the Company during each of the three fiscal months in our fourth quarter ended December 31, 2022:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 through October 31, 2022	—	$—	—	—
November 1, 2022 through November 30, 2022	—	—	—	—
December 1, 2022 through December 31, 2022	6,692,995	0.4	—	—
Total	6,692,995	$0.4	—	—

(1) On December 12, 2022, Surrozen, Inc. entered into a securities purchase agreement with entities affiliated with Consonance Capital Management LP, collectively the Consonance Entities. Pursuant to the agreement, on December 15, 2022, we repurchased an aggregate of 5,382,499 shares of our common stock and warrants to purchase an aggregate 1,310,496 shares of our common stock from the Consonance Entities for an aggregate purchase price of approximately $2.7 million. The shares of common stock were returned to authorized and unissued status and the warrants were cancelled. Following the repurchase, the Consonance Entities no longer hold any shares of Surrozen common stock or warrants to purchase Surrozen common stock.

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

Overview

We are discovering and developing biologic drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues, for human diseases. Building upon the seminal work of our founders and scientific advisors who discovered the Wnt gene and key regulators of the Wnt pathway, we have made breakthrough discoveries that we believe will overcome previous limitations in harnessing the potential of Wnt biology. These breakthroughs enable us to rapidly and flexibly design tissue-targeted therapeutics that modulate Wnt signaling. As a result of our discoveries, we are pioneering the selective activation of Wnt signaling, designing and engineering Wnt pathway mimetics, and advancing tissue-selective Wnt candidates.

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

Our strategy is to exploit the full potential of Wnt signaling by identifying disease states responsive to Wnt modulation, design tissue-selective therapeutics, and advance candidates into clinical development in targeted indications with high unmet need. Our unique approach and platform technologies have led to the discovery and advancement of two lead product candidates.

We initiated a Phase 1 clinical trial in the second quarter of 2022 for SZN-1326, our candidate in development for moderate to severe inflammatory bowel disease, or IBD, with ulcerative colitis, or UC, as our first proposed indication. SZN-1326, a Fzd5 targeted bi-specific antibody, is the first development candidate designed using Surrozen’s SWAP technology and targets the Wnt-signaling pathway in the intestinal epithelium. In preclinical animal models of acute and chronic colitis, SZN-1326 has been shown to transiently activate Wnt signaling in the diseased intestine, stimulate intestinal epithelial regeneration, reduce inflammation and reduce disease activity.

In November 2022, we announced that we voluntarily paused enrollment in the single ascending dose, or SAD, portion of our Phase 1 clinical trial evaluating SZN-1326 in healthy volunteers. Following the evaluation of the clinical data and further preclinical work, we will be re-initiating the Phase 1a clinical trial in healthy volunteers by mid-2023 based on the minimum anticipated biologically effective level (MABEL) and anticipate safety data by the end of 2023. We anticipate initiating a Phase 1b clinical trial in ulcerative colitis patients in 2024 and expect proof of concept data to be potentially available in the second half of 2024.

We initiated a Phase 1 clinical trial in the second quarter of 2022 for SZN-043, our candidate in development for severe alcoholic hepatitis, or AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. In multiple preclinical animal models of liver injury and fibrosis, SZN-043 has been shown to selectively activate Wnt signaling in the liver, stimulate transient hepatocyte proliferation, improve liver function and reduce fibrosis. We completed enrollment in the second cohort of the SZN-043 Phase 1a single ascending dose clinical trial in healthy volunteers in 2022. We opened enrollment for the Phase 1a clinical trial in chronic liver disease and enrolled the first patient in the first quarter of 2023. We anticipate initiating a Phase 1b clinical trial in 2024 in patients with severe alcoholic hepatitis with proof of concept data expected to be potentially available in the second half of 2024.

In the first quarter of 2022, we nominated SZN-413, a Fzd4 targeted bi-specific antibody, as a development candidate for the treatment of retinal vascular associated diseases. Fzd4 mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function. Data generated in preclinical models of retinopathy demonstrated SZN-413 stimulated Wnt signaling and was able to induce normal retinal vessel regrowth while suppressing pathological vessel growth. In October 2022, we executed a Collaboration and Licensing Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. We anticipate the potential to identify the lead Fzd-4-targeted Wnt agonist product candidate by the end of 2023, which would trigger a $10.0 million milestone payment.

The chart below represents a summary of our wholly owned product candidates:

By leveraging our scientific capabilities and approach, we have identified multiple potential tissue types to explore. In our most advanced research programs, we are developing potential therapeutics for ocular diseases such as age-related macular degeneration, or AMD, and diabetic retinopathy. Genetic studies in the literature have identified that the Wnt signaling pathway is critical for maintenance of healthy retinal blood vessels. We have shown that activation of Wnt-pathway signaling can potentially reverse vascular damage through a mechanism that is distinct from the mechanisms of currently approved therapeutics that target angiogenesis. We also have identified the potential for regeneration of retinal pigment epithelium, or RPE, an important cell type in the retina. RPE cells are required for maintenance and viability of photoreceptors and as such are a potential target for the treatment of dry AMD. We are also assessing the potential to drive tissue repair in diseases resulting in tissue injury to organs including lacrimal gland and cornea. The chart below represents a summary of our wholly-owned research programs:

On December 12, 2022, we entered into a securities purchase agreement with entities affiliated with Consonance Capital Management LP, collectively the Consonance Entities. Pursuant to the agreement, we repurchased and cancelled 5.4 million shares of common stock and warrants to purchase 1.3 million shares of common stock from the Consonance Entities for an aggregate purchase price of approximately $2.7 million. Following the repurchase, the Consonance Entities no longer hold any shares of common stock or warrants.

In January 2023, we implemented a restructuring plan approved by the Board of Directors to reduce our overall workforce by approximately 25%. We expect to substantially complete the workforce reduction by the end of first quarter of 2023 and estimate to incur one-time restructuring charges of approximately $1.2 million, including employee severance, benefits and related costs.

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. For the years ended December 31, 2022 and 2021, we incurred net losses of $36.0 million and $54.6 million. As of December 31, 2022, we had an accumulated deficit of $178.7 million and cash, cash equivalents and marketable securities of $75.8 million.

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

Impact of Inflation

Inflation has increased and is expected to continue to increase for the near future. Inflation generally affects us by increasing our labor costs, research and clinical trial costs. While we do not believe that inflation has had a material effect on our financial condition and results of operations during the periods presented, it may result in increased costs in the foreseeable future and adversely affect our business and financial condition. In addition, inflation may cause us to experience greater uncertainty in general economic conditions and additional volatility in the market price of our common stock, which are already subject to the effects of rising interest rates and the ongoing war in Ukraine. If these conditions worsen or do not improve, our ability to raise capital and our shareholders' ability to sell their shares will be adversely affected.

Intellectual Property and Licensing Arrangements

As of December 31, 2022, our patent portfolio consisted of over 20 pending patent application families, including 15 families that have entered national phase in the United States and other countries, three families with pending Patent Cooperation Treaty, or PCT, applications, which have also been filed in certain non-PCT countries (e.g., Taiwan), and five families with pending U.S. provisional applications. These patent applications are directed to, for example, the SWAP and SWEETS platforms, the parental constructs of our two lead product candidate molecules, SZN-043 and SZN-1326, the recently out-licensed SZN-413, as well as methods of treating disorders of the liver, intestine, retina, cornea, lacrimal gland, and kidney.

In October 2022, we executed the CLA with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413, as described in Note 7 of the footnotes to the financial statements of this Report. We and BI are conducting partnership research focused on SZN-413 during a one-year period, which BI has the right to extend by up to six months. We granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI and their derivatives. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. For five years after the effective date of the CLA, we are prohibited from preclinically and clinically developing or commercializing Fzd4 bi-specific antibodies for any diseases of the eye, and BI is prohibited from clinically developing or commercializing licensed products for any purpose other than diseases of the eye.

We also have entered into patent and research license arrangements with third-parties, as described in Note 8 of the footnotes to the financial statements of this Report. The license agreements require milestone payments upon the achievement of certain regulatory and developmental stages. In addition, we will be required to pay royalties on sales of certain licensed products. As of December 31, 2022, we have incurred nominal fees and milestone payments under our license agreements. Upon the achievement of further regulatory and developmental milestones and the sale of licensed products, we may incur significant fees and royalties under these licenses.

Components of Results of Operations

Collaboration and License Revenue

We had not generated any revenue prior to the execution of the CLA in October 2022. Under the terms of the CLA, BI paid a non-refundable upfront payment of $12.5 million less applicable withholding tax, and we are eligible to receive success-based milestone payments up to $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. We received $10.5 million of the upfront payment from BI in November 2022 and expect to receive the refund of the associated withholding tax of $2.0 million in 2023. The non-refundable upfront payment of $12.5 million was recognized as collaboration and license revenue for the year ended December 31, 2022.

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

•
costs of laboratory supplies and acquiring, developing and manufacturing drug candidate materials; and
•
license and sublicense costs under our license agreements made for intellectual property used in research and development activities.

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

We expect that our research and development expenses will increase for the foreseeable future as we identify and develop product candidates, in particular as we seek to continue clinical trials and pursue regulatory approval and commercialization for SZN-1326 and SZN-043.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of SZN-1326, SZN-043 or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates, many of which are outside of our control, including those associated with:

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and stock-based compensation expense for personnel in executive, finance, human resources, business and corporate development, legal, information technology and other administrative functions. General and administrative expenses also include legal, audit, tax and other consulting fees, investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses, and costs associated with compliance with the rules and regulations of the SEC and Nasdaq.

We expect that our general and administrative expenses will increase for the foreseeable future to support our continued research and development activities and to reflect increased costs of operating as a public company.

Interest Income

Interest income consists primarily of interest earned on our cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net primarily consists of the gain on the change in fair value of warrant liabilities and the transaction costs allocated to the warrant liabilities assumed in the Business Combination occurred in August 2021.

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes results of operations for the periods presented (in thousands):

	Year Ended December 31,		$	%
	2022	2021	Change	Change
Collaboration and license revenue	$12,500	$—	$12,500	*
Operating expenses:
Research and development	37,013	40,177	(3,164)	-8%
General and administrative	19,826	14,214	5,612	39%
Total operating expenses	56,839	54,391	2,448	5%
Loss from operations	(44,339)	(54,391)	10,052	-18%
Interest income	781	72	709	*
Other income (expense), net	7,554	(329)	7,883	*
Net loss	$(36,004)	$(54,648)	$18,644	-34%

* Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (in thousands):

	Year Ended December 31,		$	%
	2022	2021	Change	Change
SZN-1326	$8,827	$14,483	$(5,656)	-39%
SZN-043	11,702	11,271	431	4%
Discovery and preclinical stage programs	16,484	14,423	2,061	14%
Total research and development expenses	$37,013	$40,177	$(3,164)	-8%

The decrease of $5.7 million, or 39%, in SZN-1326 program expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, is primarily due to the completion of manufacturing drug substance. The increase of $0.4 million, or 4%, in

SZN-043 program expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, is primarily due to the decrease in the government grant from the National Institute of Health awarded in September 2020. The increase of $2.1 million, or 14% in discovery and preclinical stage program expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, is primarily due to the increase in personnel-related expenses as a result of a higher headcount.

General and Administrative Expenses

The increase of $5.6 million, or 39%, in general and administrative expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, is primarily attributable to a $3.7 million increase in personnel-related expenses, including a $1.3 million increase in stock-based compensation expense, due to an increase in headcount, a $1.1 million increase in facility-related costs and other expenses including rent and insurance and a $0.5 million increase in information technology costs to support our growth and operations as a public company.

Interest Income

The increase of $0.7 million in interest income for the year ended December 31, 2022, compared to the year ended December 31, 2021, is due to the increase in interest rates on our money market funds and marketable securities.

Other Income (Expense), Net

The increase of $7.9 million in other income (expense), net, for the year ended December 31, 2022, compared to the year ended December 31, 2021, is primarily attributable to a $7.8 million increase in gain on the change in fair value of warrant liabilities and a $0.4 million decrease in expense related to the warrant liabilities issued in connection with the Business Combination consummated in August 2011, offset by a $0.3 million increase in expenses related to the commitment shares issued to Lincoln Park under the Equity Purchase Agreement in February 2022.

Liquidity and Capital Resources

Since inception, we have only generated collaboration and license revenue under the CLA with BI. We incurred significant net operating losses and negative cash flows from operations. Historically, we have financed our operations primarily through the sales of our equity securities and the payment received under our collaboration and license agreement. We anticipate that we will continue to incur net losses for the foreseeable future because of additional costs and expenses related to our research and development activities, including increased expenses from pipeline advancement and advancement of our product candidates into and through clinical developments and associated regulatory submissions, and increased general and administrative expenses as we scale our organization as a public company.

We entered into a purchase agreement and a registration rights agreement with Lincoln Park in February 2022, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million of our common stock from time to time at our sole discretion over a 36-month period commencing on April 27, 2022. To date we have not sold any shares of common stock under the purchase agreement.

We executed the CLA in October 2022 and received $10.5 million of the non-refundable upfront payment from BI in November 2022. The associated withholding tax of $2.0 million is expected to be refunded to us in 2023. In addition, we will be eligible to receive success-based milestone payments up to $587.0 million plus mid-single digit to low-double digit royalties on net sales of the licensed products.

We entered into an at-the-market sales agreement with Guggenheim Securities, LLC, in connection with a shelf registration statement on Form S-3 filed in December 2022, under which we may issue and sell up to $23.0 million of our common stock. To date we have not sold any shares of common stock under the sales agreement.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $75.8 million and accumulated deficit of $178.7 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Report. Our ability to continue as a going concern is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. Insufficient liquidity may require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

Funding Requirements

To date, we have only generated revenue from our partnership with BI in connection with the CLA executed in October 2022. We have not generated and do not expect to generate any revenue from sales of our products unless and until we obtain regulatory approval and commercialize one of our product candidates, and we do not know when, or if, that will occur. We will continue to require substantial additional capital to develop our products candidates and fund operations for the foreseeable future. Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance our product candidates through clinical development and regulatory approval. In addition, we will continue to incur additional costs associated with operating as a public company.

We expect that our cash, cash equivalents and marketable securities will provide the capital needed to fund our operations for at least the next 12 months from the date of this Report. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions as we do not expect sales of common stock to Lincoln Park or under the at-the-market offering with Guggenheim and revenue derived from the CLA to be sufficient to provide all necessary financing until we are able to generate revenue on our own. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, it may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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
•
the achievement of milestones that trigger payments to us and the timing, receipt and amount of royalties under the CLA and any collaboration and license agreement we may enter in the future;
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

In addition, any future financing through sales of equity securities, including sales of common stock to Lincoln Park and under the at-the-market offering with Guggenheim, will cause our stockholders to experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others our rights to any of our current or future product candidates or discovery programs in certain territories or indications that we would prefer to develop and commercialize ourselves.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(44,145)	$(48,813)
Net cash provided by (used in) investing activities	38,309	(77,708)
Net cash (used in) provided by financing activities	(2,565)	124,630
Net decrease in cash, cash equivalents and restricted cash	$(8,401)	$(1,891)

Cash Used in Operating Activities

Cash used in operating activities of $44.1 million for the year ended December 31, 2022 was primarily due to the use of funds in our operations and the resulting net loss of $36.0 million and a net change of $8.4 million in our net operating assets and liabilities, partially offset by $0.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in accounts receivable and a net decrease in accounts payable and accrued and other liabilities.

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

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities of $38.3 million for the year ended December 31, 2022 consisted primarily of $68.6 million of proceeds from the maturities of marketable securities, partially offset by $29.6 million of cash used for the purchase of marketable securities and $0.8 million of cash used for the purchase of property and equipment.

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

Cash (Used in) Provided by Financing Activities

Cash used in financing activities of $2.6 million for the year ended December 31, 2022 consisted primarily of $2.7 million of cash used for the repurchase of common stock and warrants, partially offset by $0.1 million of proceeds from the issuance of common stock under the employee stock purchase plan.

Cash provided by financing activities of $124.6 million for the year ended December 31, 2021 consisted primarily of $124.2 million of net proceeds from the Business Combination and PIPE Financing and $0.4 million of proceeds from the exercise of options.

Contractual Obligations and Commitments

As of December 31, 2022, we have lease obligations primarily consisting of one operating lease for our facility. The lease expires in April 2025. Under the terms of our operating leases, we had lease obligations consisting of $6.2 million in payments through 2025 as of December 31, 2022.

We are party to license or subscription agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low single-digit percentages based on sales of licensed products. The payment obligations under the license agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

We enter into contracts in the normal course of business with third-party vendors for preclinical research studies, clinical trials, research supplies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination on notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. As of December 31, 2022, we had not accrued for any termination or cancellation charges as these were not considered probable. In February 2023, we cancelled certain studies with our contract manufacturing organization and incurred a cancellation fee equal to 50% of the contract price of the studies plus any raw materials and handling fees that have been incurred.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606), when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for these goods or services. To determine revenue recognition for the arrangement that is within the scope of ASC 606, we perform the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration that we are entitled to in exchange for the goods or services transferred to the customer.

At contract inception, we assess the goods or services promised within the contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize revenue for the amount of the transaction price that is allocated to the respective performance obligations when or as the performance obligations are satisfied. We constrain the estimate of the transaction price up to the amount (the variable consideration constraint) that a significant reversal of recognized revenue is not probable.

We record accounts receivable for amounts billed to the customer for which we have an unconditional right to consideration. We assess accounts receivable for impairment and, to date, no impairment losses have been recorded.

Licenses of Intellectual Property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments: At contract inception, we use the most likely amount method to evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

Royalties: We recognize sales-based royalties as revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties that have been allocated have been satisfied (or partially satisfied).

The incremental costs of obtaining a customer contract are expensed as and when incurred if the amortization period of the asset that would have been recognized is one year or less.

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

Accrued Research and Development Expense

We record accruals for estimated costs of research, preclinical, clinical and manufacturing development, within accrued expenses which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers. We accrue the costs under agreements with these third parties as incurred. We estimate the amounts incurred in each period based on the information available and our knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust accrued expenses or prepaid expenses accordingly, which impacts research and development expenses. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Warrant Liabilities

We account for all outstanding warrants as liabilities and record at fair value. At the end of each reporting period, changes in fair value during the period are recognized in other income (expense), net within the consolidated statements of operations and comprehensive loss. The fair values of the Public Warrants and Private Placement Warrants were determined based on the listed trading price of Public Warrants. The fair value of the PIPE Warrants was initially recorded using a binomial lattice model in 2021. The significant unobservable input used in the fair value measurement of the PIPE Warrants was the expected volatility. The expected volatility was implied from the market price of the Public Warrants. A binomial lattice model methodology was also used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the PIPE Warrants. Given the adequate history of the market data of the Public Warrants as of December 31, 2022 and 2021, the PIPE Warrants were remeasured at December 31, 2022 and 2021 based on the listed trading price of the Public Warrants. We will continue to adjust the warrant liabilities for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

For the years ended December 31, 2022 and 2021, stock-based compensation expense was $4.5 million and $2.3 million, respectively. As of December 31, 2022, we had $9.9 million of total unrecognized stock-based compensation costs, which we expect to recognize over an estimated weighted-average period of 2.5 years. We expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards, or NOLs, in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. We completed an assessment of the available NOLs under Section 382 and determined that we underwent an ownership change in September 2020 and as a result, NOLs attributable to the pre-ownership change are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code. As a result of the annual limitations caused by the ownership change, it was estimated that approximately $1.3 million of federal tax credit and $27.4 million of California NOL will expire unutilized for income tax purposes, and such amounts are excluded from the carryforward balances of December 31, 2022.

Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

Emerging Growth Company Status

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

SURROZEN, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Surrozen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surrozen, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California

March 31, 2023

SURROZEN, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$24,690	$33,091
Accounts receivable	1,978	—
Short-term marketable securities	51,148	68,760
Prepaid expenses and other current assets	3,489	3,338
Total current assets	81,305	105,189

Property and equipment, net	3,630	4,794
Operating lease right-of-use assets	3,268	4,582
Long-term marketable securities	—	21,655
Restricted cash	405	405
Other assets	827	549
Total assets	$89,435	$137,174

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$658	$2,718
Accrued and other liabilities	6,848	8,662
Lease liabilities, current portion	2,226	2,193
Total current liabilities	9,732	13,573

Lease liabilities, noncurrent portion	3,376	5,600
Warrant liabilities	326	8,301
Total liabilities	13,434	27,474

Commitments and contingencies (Note 6 and Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of December 31, 2022 and 2021; 30,088 and 35,034 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3	4
Additional paid-in-capital	254,892	252,464
Accumulated other comprehensive loss	(241)	(119)
Accumulated deficit	(178,653)	(142,649)
Total stockholders’ equity	76,001	109,700
Total liabilities and stockholders’ equity	$89,435	$137,174

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Collaboration and license revenue	$12,500	$—
Operating expenses:
Research and development	37,013	40,177
General and administrative	19,826	14,214
Total operating expenses	56,839	54,391
Loss from operations	(44,339)	(54,391)
Interest income	781	72
Other income (expense), net	7,554	(329)
Net loss	(36,004)	(54,648)
Unrealized loss on marketable securities, net of tax	(122)	(119)
Comprehensive loss	$(36,126)	$(54,767)

Net loss per share attributable to common stockholders, basic and diluted	$(1.04)	$(2.21)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,722	24,689

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020, after effect of Business Combination	18,257	$2	$135,292	$—	$(88,001)	$47,293
Issuance of common stock upon Business Combination and PIPE Financing, net of transaction costs and warrant liabilities	16,441	2	114,463	—	—	114,465
Exercises of stock options	161	—	411	—	—	411
Reclassification to liability for early exercised stock options	—	—	(225)	—	—	(225)
Vesting of early exercised stock options	—	—	207	—	—	207
Repurchase of early exercised stock options	(1)	—	—	—	—	—
Restricted stock granted	193	—	—	—	—	—
Restricted stock forfeited	(16)	—	—	—	—	—
Stock-based compensation expense	—	—	2,316	—	—	2,316
Other comprehensive loss	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	(54,648)	(54,648)
Balance at December 31, 2021	35,034	4	252,464	(119)	(142,649)	109,700
Issuance of common stock under Equity Purchase Agreement	100	—	273	—	—	273
Issuance of common stock under employee stock purchase plan	347	—	143	—	—	143
Repurchase of early exercised stock options	(11)	—	—	—	—	—
Repurchase and cancellation of common stock	(5,382)	(1)	(2,606)	—	—	(2,607)
Vesting of early exercised stock options	—	—	101	—	—	101
Stock-based compensation expense	—	—	4,517	—	—	4,517
Other comprehensive loss	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(36,004)	(36,004)
Balance at December 31, 2022	30,088	$3	$254,892	$(241)	$(178,653)	$76,001

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(36,004)	$(54,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,955	2,066
Stock-based compensation	4,517	2,316
Non-cash operating lease expense	1,314	1,231
Amortization of premium on marketable securities, net	108	105
Change in fair value of warrant liabilities	(7,890)	(71)
Other expense related to the commitment shares issued to Lincoln Park	273	—
Transaction costs allocated to warrants in connection with Business Combination	—	409
Changes in operating assets and liabilities:
Accounts receivable	(1,978)	—
Prepaid expenses and other current assets	(50)	(2,296)
Other assets	(379)	(510)
Accounts payable	(2,038)	857
Accrued and other liabilities	(1,782)	3,789
Operating lease liabilities	(2,191)	(2,061)
Net cash used in operating activities	(44,145)	(48,813)
Investing activities:
Purchases of property and equipment	(728)	(1,269)
Purchases of marketable securities	(29,600)	(91,739)
Proceeds from sales of marketable securities	—	1,100
Proceeds from maturities of marketable securities	68,637	14,200
Net cash provided by (used in) investing activities	38,309	(77,708)
Financing activities:
Proceeds from issuance of common stock upon Business Combination and PIPE Financing, net of transaction costs	—	124,220
Proceeds from issuance of common stock upon exercise of stock options	—	411
Proceeds from issuance of common stock upon employee stock plan purchases	143	—
Repurchase and cancellation of common stock	(2,607)	—
Repurchase of warrants	(85)	—
Repurchase of early exercised stock options	(16)	(1)
Net cash (used in) provided by financing activities	(2,565)	124,630
Net decrease in cash, cash equivalents and restricted cash	(8,401)	(1,891)
Cash, cash equivalents and restricted cash at beginning of year	33,496	35,387
Cash, cash equivalents and restricted cash at end of year	$25,095	$33,496
Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$133,097
Assumption of warrant liabilities in Business Combination	$—	$8,372
Transaction costs in Business Combination included in accounts payable and accrued liabilities	$—	$1,792
Purchases of property and equipment included in accounts payable and accrued expenses	$85	$22
Vesting of early exercises of stock options	$101	$207
Reclassification to liability for early exercised stock options	$—	$225
Increase in right-of-use assets and lease liabilities due to lease extension	$—	$257

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets:

	December 31,
	2022	2021
Cash and cash equivalents	$24,690	$33,091
Restricted cash	405	405
Cash, cash equivalents and restricted cash	$25,095	$33,496

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Note 1. Organization and Business

Organization

Surrozen, Inc., or the Company, formerly known as Consonance-HFW Acquisition Corp., or Consonance, is a clinical stage biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues. The Company, a Delaware corporation, is located in South San Francisco, California, and it operates and manages its business as one operating segment.

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

Surrozen Netherlands, B.V. was incorporated in May 2022 and is located in Rotterdam, Netherlands as a wholly-owned subsidiary of Surrozen Operating, Inc.

Liquidity

The Company has incurred net operating losses each period since inception. During the years ended December 31, 2022 and 2021, the Company incurred a net loss of $36.0 million and $54.6 million, respectively. During the years ended December 31, 2022 and 2021, the Company used $44.1 million and $48.8 million of cash in operations. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $75.8 million and an accumulated deficit of approximately $178.7 million. The Company expects operating expenses to continue to increase in connection with its ongoing clinical studies and anticipates the need to raise additional capital to continue to execute its long-range business plan.

Management believes that the existing cash, cash equivalents and marketable securities are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its consolidated financial statements. However, if the Company’s anticipated cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

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

The Business Combination discussed in Note 1 was accounted for as a reverse recapitalization with Legacy Surrozen as the accounting acquirer and Consonance as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Legacy Surrozen at their historical cost as if Legacy Surrozen is the predecessor to the Company. The consolidated financial statements following the closing of the Business Combination reflect the results of the combined entity’s operations. All issued and outstanding common stock and stock awards of Legacy Surrozen and per share amounts contained in the consolidated financial statements for the periods presented prior to the closing of the Business Combination on August 11, 2021 have been retroactively restated to reflect the exchange ratio established in the Business Combination. See Note 3, “Recapitalization” for additional details.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant

SURROZEN, INC.

Notes to the Consolidated Financial Statements

estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, revenue recognition, certain accruals for research and development activities, the fair value of common stock prior to the Business Combination, initial fair value of the PIPE Warrants and stock-based compensation expense. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash, cash equivalents and marketable securities. The Company's cash is held by one financial institution that may at times exceed federally insured limits. However, the Company's exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the consolidated balance sheets. The Company believes it is not exposed to significant credit risk on cash. The Company's policy is to invest cash in institutional money market funds and marketable securities with high credit quality to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, U.S. government bonds, U.S. government agency debt securities, foreign bonds, commercial paper and corporate debt securities. The Company has not experienced any losses on its cash equivalents and marketable securities.

Cash and Cash Equivalents

Cash equivalents relate to securities having an original maturity of three months or less at the time of purchase. As of December 31, 2022 and 2021, cash and cash equivalents consisted of bank deposits, money market funds and U.S. government agency debt securities.

Restricted Cash

As of each of December 31, 2022 and 2021, the Company had $0.4 million of restricted cash in the form of a letter of credit for the Company’s facility lease. The restricted cash is classified as a noncurrent asset as the Company is required to maintain the letter of credit for the benefit of the landlord until the end of the lease term in April 2025.

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

The Company periodically evaluates its available-for-sale marketable securities for impairment. When the fair value of a marketable security is below its amortized cost basis, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost basis over the fair value of the security. An allowance for credit losses for the excess of amortized cost basis over the expected cash flows, if any, is recorded in other income (expense), net on the consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive loss in stockholders’ equity.

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

Warrant Liabilities

The Company's Public Warrants, Private Placement Warrants and PIPE Warrants were classified as liabilities (see Note 11). At the end of each reporting period, any changes in fair value during the period are recognized in other income (expense), net within the consolidated statements of operations and comprehensive loss. No Private Placement Warrants were outstanding as of December 31, 2022 as a result of the repurchase of 1.3 million warrants in December 2022 (see Note 9). The Company will continue to adjust the warrant liabilities pertaining to the outstanding warrants for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606), when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for these goods or services. To determine revenue recognition for the arrangement that is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer.

At contract inception, the Company assesses the goods or services promised within the contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes revenue for the amount of the transaction price that is allocated to the respective performance obligations when or as the performance obligations are satisfied. The Company constrains its estimate of the transaction price up to the amount (the variable consideration constraint) that a significant reversal of recognized revenue is not probable.

The Company records accounts receivable for amounts billed to the customer for which the Company has an unconditional right to consideration. The Company assesses accounts receivable for impairment and, to date, no impairment losses have been recorded.

The Company has a collaboration and license agreement with BI to which the Company licensed certain rights to its intellectual property (see Note 7) that is determined within the scope of ASC 606. The terms of the CLA include payment to the Company of a non-refundable upfront payment, development, regulatory and commercial milestone payments and royalties on net sales of licensed products.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Licenses of Intellectual Property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At contract inception, the Company using the most likely amount method evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

Royalties: The Company recognizes sales-based royalties as revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties that have been allocated have been satisfied (or partially satisfied).

The incremental costs of obtaining a customer contract are expensed as and when incurred if the amortization period of the asset that would have been recognized is one year or less.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical, clinical, and manufacturing development, which are significant components of research and development expenses, within accrued and other liabilities in the accompanying consolidated balance sheets. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers. The Company accrues the costs under agreements with these third parties as incurred. The Company estimates the amounts incurred in each period based on the information available and its knowledge of the nature of the contractual activities generating such costs. Clinical trial contract expenses are accrued based on units of activity. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered. For the years ended December 31, 2022 and 2021, the Company has not experienced any material differences between accrued costs and actual costs incurred.

If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impacts research and development expenses. Although the Company does not expect its

SURROZEN, INC.

Notes to the Consolidated Financial Statements

estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based awards. For stock option awards, stock-based compensation cost is estimated at the grant date based on the fair value of the equity for financial reporting purposes and is recognized as expense on a straight-line basis over the requisite service period. Under the Company's employee stock purchase plan, stock-based compensation cost is measured at the beginning of the offering period and recognized on a straight-line basis over the offering period. Forfeitures are accounted for as they occur.

The Company has elected to calculate the fair value of awards using the Black-Scholes option pricing model, or the Black-Scholes Model. The Black-Scholes Model requires the use of various assumptions including common stock valuation, expected option life and expected stock price volatility. The Company estimates the expected term for stock options using the simplified method as the midpoint between the vesting date and the contractual expiration date of the award as the Company has limited historical exercise information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. Due to the limited trading history of the Company’s stock, the Company estimates the volatility using volatilities of a group of public companies in a comparable industry, stage of life cycle, and size. The interest rate is derived from the U.S. Treasury instruments with maturities similar to the expected term of the options. The Company has not declared nor expects to declare dividends. Therefore, there is no dividend impact on the valuation of options.

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

Comprehensive Loss

The Company’s comprehensive loss consists of unrealized losses on available-for-sale securities.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Since the Company was in a loss

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

	December 31,
	2022	2021
Options outstanding	3,896	1,794
Unvested restricted stock	105	161
Unvested common stock subject to repurchase	22	75
Warrants to purchase common stock	5,907	7,218
Total	9,930	9,248

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

Note 4. Fair Value Measurement

The Company records its financial assets and liabilities at fair value. The carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and accrued and other liabilities, approximate their fair value due to their short-term maturities. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value as follows:

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

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$9,194	$—	$—	$9,194
Commercial paper	—	22,549	—	22,549
Corporate bonds	—	10,797	—	10,797
Government bonds	—	17,802	—	17,802
Government agency debt securities(1)	—	3,982	—	3,982
Total financial assets measured at fair value	$9,194	$55,130	$—	$64,324

Liabilities(2):
Public Warrants	$151	$—	$—	$151
PIPE Warrants	—	175	—	175
Total financial liabilities measured at fair value	$151	$175	$—	$326

SURROZEN, INC.

Notes to the Consolidated Financial Statements

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$32,310	$—	$—	$32,310
Commercial paper	—	49,136	—	49,136
Corporate bonds	—	19,480	—	19,480
Government bonds	—	18,082	—	18,082
Foreign bonds	—	3,717	—	3,717
Total financial assets measured at fair value	$32,310	$90,415	$—	$122,725

Liabilities(2):
Public Warrants	$3,527	$—	$—	$3,527
Private Placement Warrants	—	166	—	166
PIPE Warrants	—	4,608	—	4,608
Total financial liabilities measured at fair value	$3,527	$4,774	$—	$8,301

(1)
They are included in cash and cash equivalents on the consolidated balance sheets as of December 31, 2022 and 2021.
(2)
See the definition and discussion of Public Warrants, Private Placement Warrants and PIPE Warrants in Note 11.

Corporate bonds, commercial paper, foreign bonds, government bonds and government agency debt securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

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

The PIPE Warrants were initially recorded in 2021 at fair value using a binomial lattice model. The PIPE Warrants were classified as Level 3 at issuance because the fair value was measured based on significant inputs that are unobservable in the market. The significant unobservable input used in the fair value measurement of the PIPE Warrants is the expected volatility. The expected volatility was implied from the market price of the Company’s Public Warrants. The expected term was based on the remaining contractual term of the PIPE Warrants, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected term. The dividend rate is based on the historical rate, which the Company anticipated remaining at zero. The key inputs into the binomial lattice model for the PIPE Warrants at the initial measurement were as follows:

August 11,
2021
Expected term (in years)	5.01
Expected volatility	18.90%
Risk-free interest rate	0.81%
Dividend yield	—

Given the adequate history of the market data of the Public Warrants as of December 31, 2022 and 2021, the PIPE Warrants were remeasured at December 31, 2022 and 2021 based on the observable market quote of the Public Warrants and are classified as Level 2. The valuation technique was changed since the fair value of the Public Warrant is equally or more representative of the fair value of the PIPE Warrants. The fair value of each PIPE Warrant was determined to be consistent with that of a Public Warrant because the PIPE Warrants are also subject to the make-whole redemption feature, which allows the Company to redeem both types of warrants on similar terms. There were no changes to the valuation methods utilized, and there were no transfers of financial instruments for the year ended December 31, 2022.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liabilities for the years ended December 31, 2022 and 2021 (in thousands):

	Public Warrants	Private Placement Warrants	PIPE Warrants	Total Warrant Liabilities
Balance, December 31, 2020	$—	$—	$—	$—
Assumption in Business Combination	3,557	168	4,647	8,372
Change in fair value upon remeasurement(1)	(30)	(2)	(39)	(71)
Balance, December 31, 2021	3,527	166	4,608	8,301
Change in fair value upon remeasurement(1)	(3,354)	(157)	(4,379)	(7,890)
Repurchase (Note 9)	(22)	(9)	(54)	(85)
Balance, December 31, 2022	$151	$—	$175	$326

(1)
The change in fair value of the warrant liabilities was recognized in other income (expense), net within the consolidated statements of operations and comprehensive loss.

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,549	$—	$—	$22,549
Corporate bonds	10,817	1	(21)	10,797
Government bonds	18,023	—	(221)	17,802
Total short-term marketable securities	$51,389	$1	$(242)	$51,148

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$49,136	$—	$—	$49,136
Corporate bonds	15,920	4	(17)	15,907
Foreign bonds	3,725	—	(8)	3,717
Total short-term marketable securities	$68,781	$4	$(25)	$68,760

Government bonds	$18,165	$—	$(83)	$18,082
Corporate bonds	3,588	—	(15)	3,573
Total long-term marketable securities	$21,753	$—	$(98)	$21,655

The following table indicates the length of the time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	As of December 31, 2022			As of December 31, 2021
		Less Than 12 Months			Less Than 12 Months
	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses
Corporate bonds	4	$9,719	$21	5	$12,572	$32
Government bonds	3	17,802	221	3	18,082	83
Foreign bonds	—	—	—	2	3,717	8
Total	7	$27,521	$242	10	$34,371	$123

SURROZEN, INC.

Notes to the Consolidated Financial Statements

As of December 31, 2022 and 2021, all short-term marketable securities had maturities of one year or less. All long-term marketable securities as of December 31, 2021 had maturities of greater than one year but less than two years. There have been no significant realized gains or losses on the marketable securities during the years ended December 31, 2022 and 2021. The Company periodically reviews the available-for-sale investments for credit losses. All investments with unrealized losses have been in a loss position for less than 12 months. The Company determined that the unrealized loss was primarily attributed to changes in current market interest rates and not to credit quality. The Company does not intend to sell the marketable securities that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the marketable securities before the recovery of the amortized cost basis, which may be at maturity. As a result, the Company did not recognize any allowance for credit losses as of December 31, 2022.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$7,052	$7,052
Lab equipment	7,515	6,881
Furniture and office equipment	299	309
Computer equipment	119	93
Total property and equipment	14,985	14,335
Less: accumulated depreciation	(11,355)	(9,541)
Property and equipment, net	$3,630	$4,794

Depreciation expenses for the years ended December 31, 2022 and 2021 was $2.0 million and $2.1 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and related expenses	$3,964	$2,887
Accrued research and development expenses	1,665	3,666
Accrued professional service fees	638	1,520
Liability for early exercised stock options	89	205
Other	492	384
Accrued and other liabilities	$6,848	$8,662

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

In January 2020, the Company entered into a lease agreement for a term of 18 months commencing June 2020 for approximately 6,478 square feet of office space. This office space lease, which was classified as an operating lease, was amended in September 2021 and expired in June 2022.

The operating lease expense for the years ended December 31, 2022 and 2021 was $1.9 million and $2.0 million.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Aggregate future minimum rental payments under the operating leases as of December 31, 2022, were as follows (in thousands):

Year ending December 31, 2023	$2,596
Year ending December 31, 2024	2,670
Year ending December 31, 2025	891
Total lease payments	6,157
Less: Imputed interest	(555)
Operating lease liabilities	$5,602

The following represents supplemental information related to the Company’s operating facility leases:

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,743	$2,856
Weighted-average remaining lease term (in years)	2.33	3.25
Weighted-average discount rate	8.48%	8.43%

Note 7. Collaboration and License Agreements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, the Company executed the CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413. The Company and BI are conducting partnership research focused on SZN-413 during a one-year period, which BI has the right to extend by up to six months. The Company granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under the applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI and their derivatives. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. Unless terminated earlier or expiring on account of BI not selecting at least one Fzd4 bi-specific antibody within sixty days after the end of the partnership research, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of BI's royalty obligations. BI has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach.

Under the terms of the CLA, BI agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Company received $10.5 million of the upfront payment from BI in November 2022. The associated withholding tax of $2.0 million is expected to be refunded to the Company in 2023.

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company's intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be $12.5 million, which is the non-refundable upfront payment. Variable consideration related to future milestones was fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate to. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. During the year ended December 31, 2022, the Company recognized the non-refundable upfront payment of $12.5 million as collaboration and license revenue at a point in time upon delivery of the license. The associated withholding tax of $2.0 million to be refunded was recognized as accounts receivable as of December 31, 2022.

Note 8. License Agreements

Stanford License Agreements

SURROZEN, INC.

Notes to the Consolidated Financial Statements

In March 2016, the Company entered into a license agreement with Stanford University, or the 2016 Stanford Agreement, which was amended in July 2016, October 2016 and January 2021, pursuant to which the Company obtained from Stanford a worldwide, exclusive, sublicensable license under certain patents, rights, or licensed patents and technology related to its engineered Wnt surrogate molecules to make, use, import, offer to sell and sell products that are claimed by the licensed patents or that use or incorporate such technology, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases. The Company agreed to pay Stanford (i) nominal annual license maintenance fees which are creditable against earned royalties owed to Stanford for the same year, (ii) an aggregate of up to $0.9 million for the achievement of specified development and regulatory milestones, and (iii) an aggregate of up to $5.0 million for achievement of specified sales milestones. Stanford is also entitled to receive royalties from the Company equal to a very low single digit percentage of the Company’s and its sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Additionally, the Company agreed to pay Stanford a sub-teen double digit percentage of certain consideration the Company receives as a result of granting sublicenses to the licensed patents. However, the Company and Stanford may be able to negotiate a lower non-royalty sublicense percentage based on then-current value of the licensed patents for each sublicense product. If the Company is acquired, it agreed to pay a one-time change of control fee in the low six figures. Stanford retains the right under the 2016 Stanford Agreement, on behalf of itself, Stanford Hospital and Clinics, the University of Washington and all other non-profit research institutions, to practice the licensed patents and technology for any non-profit purpose. The licensed patents and technology are additionally subject to a non-exclusive, irrevocable, worldwide license held by the Howard Hughes Medical Institute to practice the licensed patents and technology for its research purposes, but with no right to assign or sublicense.

In June 2018, the Company entered into another license agreement with Stanford, or the 2018 Stanford Agreement, pursuant to which the Company obtained from Stanford a worldwide, exclusive, sublicensable license under certain patent rights related to its surrogate R-spondin proteins, or the licensed patents, to make, use, import, offer to sell and sell products that are claimed by the licensed patents, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases, or the exclusive field. Additionally, Stanford granted the Company a worldwide, non-exclusive, sublicensable license under the licensed patents to make and use licensed products for research and development purposes in furtherance of the exclusive field and a worldwide, non-exclusive license to make, use and import, but not to offer to sell or sell licensed products in any other field of use. The Company agreed to pay Stanford an aggregate of up to $0.4 million for the achievement of specified development and regulatory milestones. Stanford is also entitled to receive royalties from the Company equal to a sub-single digit percentage of the Company’s and its sublicensees’ net sales of licensed products. Additionally, Stanford is entitled to receive a one-time payment in the low six figures for each sublicense of the licensed patents that the Company grants to a third party and, if the Company is acquired, a one-time nominal change of control fee.

For the year ended December 31, 2022, the Company incurred research and development expenses of approximately $0.2 million under the Stanford Agreements, pertaining to the sublicense fee in connection with the upfront payment received from BI. For the year ended December 31, 2021, the Company incurred research and development expenses of approximately $0.1 million under the Stanford Agreements. No milestones have been achieved as of December 31, 2022.

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

In March 2022, the Company exercised the option under the UCSF Agreements and entered into a non-exclusive commercial license agreement to make and use licensed products derived from the phage display llama VHH single domain antibody library. Under the commercial license agreement, the Company paid UCSF a nominal license issue fee and agreed to pay a nominal annual license maintenance fee, five- to six-digit payments per licensed product upon achievement of a regulatory milestone, nominal minimum annual royalties and earned royalties equal to a sub-single digit percentage of the Company’s and the Company’s sublicensees’ net sales of licensed products.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

For the year ended December 31, 2022, the Company incurred research and development expenses of $0.1 million under the UCSF Agreements as a result of the CLA. For the year ended December 31, 2021, the Company incurred research and development expenses of $50,000 under the UCSF Agreements. No milestones have been achieved as of December 31, 2022.

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

For the years ended December 31, 2022 and 2021, the Company incurred research and development expenses of $0.2 million and $0.3 million under the Distributed Bio Agreement, including the milestone payment of $0.1 million and $50,000, respectively, as the Company achieved milestones with regard to the Phase 1 clinical trial for SZN-1326.

Note 9. Related Party Transactions

Repurchase of Common Stock and Common Stock Warrants

On December 12, 2022, the Company entered into a securities purchase agreement with entities affiliated with Consonance Capital Management LP, collectively the Consonance Entities. Pursuant to the agreement, the Company repurchased 5.4 million shares of common stock and warrants to purchase 1.3 million shares of common stock from the Consonance Entities for an aggregate purchase price of approximately $2.7 million, or the Repurchase. Following the Repurchase, the Consonance Entities no longer hold any shares of common stock or warrants.

The shares of common stock repurchased were constructively retired and the common stock warrants repurchased were subsequently cancelled. The total purchase price was allocated to the repurchase of common stock warrants based on the fair value of the warrants remeasured on the repurchase date, resulting in the derecognition of warrant liabilities of $0.1 million. The remaining $2.6 million allocated to the repurchase of common stock was recorded as a reduction of equity on the consolidated balance sheets.

Note 10. Stockholders’ Equity

Equity Purchase Agreement

In February 2022, the Company entered into the Equity Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock with a maximum of 7.0 million shares from time to time at the Company’s sole discretion over a 36-month period commencing on April 27, 2022. The Company also entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the SEC the registration statement to register for resale under the Securities Act of 1933, as amended, the shares of common stock that have been or may be issued to Lincoln Park under the Equity Purchase Agreement. The registration statement was effective on April 5, 2022.

Upon execution of the Equity Purchase Agreement, the Company issued 0.1 million shares of common stock to Lincoln Park with the fair value of $0.3 million as consideration for Lincoln Park’s commitment to purchase the Company’s common stock, which was included in other income (expense), net on the consolidated statements of operations and comprehensive loss. In the event that the Company sells its common stock under the Equity Purchase Agreement for an aggregate price equal to or greater than $30.0 million, the Company shall pay an additional commitment fee of $0.1 million in cash to Lincoln Park.

As contemplated by the Equity Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $1.00 per share, the Company may direct Lincoln Park, at its sole discretion, to purchase up to 30,000 shares of its common stock, or the Regular Purchase Share Limit, on any business day at a purchase price per share equal to the lower of: (i) the lowest price of the Company’s common stock on the applicable purchase date and (ii) the average of the three lowest closing prices of the Company’s

SURROZEN, INC.

Notes to the Consolidated Financial Statements

common stock during the ten consecutive business days preceding such purchase date. The Regular Purchase Share Limit may be increased to up to 35,000 shares and 40,000 shares if the closing price of the Company’s common stock is not below $10.00 per share and $12.00 per share, respectively. Any single purchase of the Company’s common stock shall not exceed $3.5 million.

The Company may also direct Lincoln Park to purchase additional shares no less than the Regular Purchase Share Limit and no greater than 0.5 million shares at a purchase price per share equal to 96% of the lower of (i) the closing price of the Company’s common stock on the purchase date and (ii) the volume weighted average price of the Company’s common stock on the purchase date.

As of December 31, 2022, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

At-the-Market Offering

In connection with its shelf registration statement on Form S-3 filed in December 2022, the Company entered into a sales agreement with Guggenheim Securities, LLC to issue and sell the Company's common stock up to $23.0 million, or the 2022 ATM. The compensation payable to Guggenheim is equal to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of December 31, 2022, the Company has not sold any shares of common stock under the 2022 ATM.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Note 11. Common Stock Warrants

In connection with the Business Combination, Legacy Surrozen, as the accounting acquirer, was deemed to assume 3.1 million warrants held by Consonance’s stockholders, or the Public Warrants, and 0.1 million warrants held by Consonance’s sponsor, or the Private Placement Warrants. In addition, immediately after the consummation of the Business Combination, certain investors subscribed for and purchased an aggregate of 12.0 million units in the PIPE Financing, consisting of 12.0 million shares of the Company’s common stock and 4.0 million warrants, or the PIPE Warrants. In conjunction with the Repurchase (see Note 9), the Company repurchased 0.3 million Public Warrants, 0.1 million Private Placement Warrants and 0.8 million PIPE Warrants. As of December 31, 2022, the following common stock warrants were outstanding (in thousands, except per share amounts):

Type	Classification	Expiration Date	Exercise Price per Share	Number of Warrants	Fair Value
Public Warrants	Liability	August 12, 2026	$11.50	2,733	$151
PIPE Warrants	Liability	August 12, 2026	11.50	3,174	175
Total				5,907	$326

Public Warrants

Each whole Public Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 12, 2026 or upon redemption or liquidation. The exercise price and number of shares issuable upon exercise of the Public Warrants may be adjusted in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The Company would not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and would have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the common stock underlying the Public Warrants is then effective. The registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, was effective in November 2021. The Company will use its commercially reasonable efforts to maintain the effectiveness of the registration statement until the expiration or redemption of the Public Warrants. If the Company fails to have maintained an effective registration statement, the Public Warrant holders have the right to exercise the Public Warrants on a cashless basis until such time as there is an effective registration statement.

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

Private Placement Warrants

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be redeemable so long as they are held by Consonance Life Sciences, a Cayman Islands limited liability company, or the Sponsor, or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. There were no Private Placement Warrants outstanding as of December 31, 2022.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

PIPE Warrants

Each whole PIPE Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing on November 23, 2021 and terminating on August 12, 2026. The PIPE Warrants are the same in all respects as the Public Warrants except that the PIPE Warrants were not redeemable before August 12, 2022.

Classification

The Public Warrants, Private Placement Warrants and PIPE Warrants are not considered indexed to the Company’s common stock as certain provisions of the warrant agreements could change the settlement amount of these warrants. As a result, they are classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other income (expense), net within the consolidated statements of operations and comprehensive loss. See Note 4 for the discussion of warrant valuations.

Note 12. Stock-Based Compensation Plan

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options to purchase common stock. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options under the 2021 Plan generally vest over four years. As of December 31, 2022, there were 3.7 million shares of common stock available for issuance under the 2021 Plan.

Prior to the Business Combination, Legacy Surrozen maintained the 2015 Stock Plan, or the 2015 Plan, which provided for the granting of options to purchase shares of common stock to officers, employees, directors, consultants and key persons who provide services to the Company. Options under the 2015 Plan have a term of 10 years and generally vested over a four-year period with one-year cliff vesting. In conjunction with the Business Combination, options and the corresponding exercise price under the 2015 Plan were converted into the awards under the 2021 Equity Incentive Plan based on the Exchange Ratio. Each converted option is subject to the same terms and conditions as were applicable to the corresponding options under the 2015 Plan.

The Company adopted the 2021 Employee Stock Purchase Plan, or the ESPP, in August 2021. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of December 31, 2022, there were 0.6 million shares of common stock available for issuance under the ESPP. During the year ended December 31, 2022, 0.3 million shares were issued under the ESPP.

Option Exchange

In October 2022, the Company’s Compensation Committee authorized and approved a stock option exchange whereby certain outstanding stock options held by 59 employees were exchanged for stock options on a one-for-one basis with an exercise price at the current market price on the date of the exchange. As a result of this exchange, 1.3 million outstanding stock options, with a weighted average exercise price of $8.81 per share, were exchanged for 1.3 million new stock options under the 2021 Plan with an exercise price of $2.16 per share. The vesting terms and expiration dates of the new stock options remain unchanged from the original stock options.

The option exchange was treated as an option modification for accounting purposes and resulted in the incremental expense of $0.7 million. $0.3 million of the total incremental expense associated with the vested options was recognized on the modification date. The remaining $0.4 million associated with the unvested options as of the modification date will be recognized over the remainder of the original requisite service period.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Stock Options

A summary of option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2021	1,794	$6.31	8.43
Granted	2,198	3.26
Forfeited	(79)	6.13
Expired	(17)	6.77
Outstanding – December 31, 2022	3,896	2.43	8.44	$—
Exercisable – December 31, 2022	1,430	1.94	7.48	—

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest is the difference between the exercise price of the options and the fair value of the Company’s common stock at December 31, 2022.

The intrinsic value of options exercised during the year ended December 31, 2021 was $1.2 million. No options were exercised during the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company granted options with a weighted-average grant-date fair value of $2.28 per share and $6.36 per share, respectively.

Restricted Stock Awards

The following table summarizes the Company’s RSA activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSAs, unvested at December 31, 2021	161	$9.39
Vested	(56)	8.72
RSAs, unvested at December 31, 2022	105	9.74

The fair value of RSAs vested during the years ended December 31, 2022 and 2021 was $0.2 million and $0.6 million, respectively.

Fair Value of Options

The fair value of options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Expected term (in years)	6.00	6.01
Expected volatility	81.07%	71.23%
Risk-free rate	2.03%	0.89%
Dividend yield	—	—

Stock-Based Compensation

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Total stock-based compensation recorded in the consolidated statements of operations and comprehensive loss related to options and RSAs was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,612	$736
General and administrative	2,905	1,580
Total stock-based compensation expense	$4,517	$2,316

As of December 31, 2022, there was approximately $9.9 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.5 years.

Note 13. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2022 and 2021. The Company has incurred net operating losses for all the periods presented. The Company accounts for income taxes in accordance with the asset and liability method, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is not likely to be realized and, accordingly, has provided a full valuation allowance.

Significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$32,985	$31,826
Section 174 capitalized expense	6,812	—
Research and development credits	3,775	2,392
Lease liabilities	1,096	1,521
Accrual and reserves	739	590
Employee retention credits	271	284
Stock-based compensation	201	129
Capitalized intangible costs	176	122
Fixed assets	66	—
Other	3	3
Gross deferred tax assets	46,124	36,867
Less: valuation allowance	(45,343)	(35,665)
Deferred tax assets, net of valuation allowance	781	1,202
Deferred tax liabilities:
Right-of-use assets	(686)	(962)
Fixed assets	—	(101)
Other	(95)	(139)
Gross deferred tax liabilities	(781)	(1,202)
Total net deferred tax assets	$—	$—

The net valuation allowance increased by $9.7 million for the years ended December 31, 2022 and 2021.

As of December 31, 2022, the Company had net operating loss, or NOL, carryforwards of approximately $139.4 million and $53.0 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. NOL carryforwards generated after 2018 for federal tax reporting purposes of $127.0 million have an indefinite carryforward period. The remaining federal and state net operating loss carryforwards begin expiring in 2036.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

As of December 31, 2022, the Company had research and development credit carryforwards of approximately $2.2 million and $3.8 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2036 and the state credits carry forward indefinitely.

Beginning January 1, 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code, or the IRC, Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $6.7 million.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be limited and may expire unutilized. Such impairment of tax losses and tax credits would reduce the deferred tax asset and corresponding valuation allowance, as a result of the limitation. The Company completed an assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change in September 2020. As a result of the annual limitations caused by the ownership change, it was estimated the approximately $1.3 million of federal tax credit and $27.4 million of California NOL will expire unrealized for income tax purposes, and such amounts are excluded from the carryforward balances as of December 31, 2022.

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

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021

Balance at beginning of the year	$974	$921
Additions based on tax positions related to current year	654	480
Reductions based on tax positions of prior year	—	(427)
Balance at end of the year	$1,628	$974

The Company files income tax returns in the U.S. federal and California tax jurisdictions. As of the date these financial statements were issued, the Company is not under examination by any income tax authority. The federal and state income tax returns from December 31, 2016 to December 31, 2021 remain subject to examination.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2022	2021
Statutory rate	21.00%	21.00%
State tax	2.12	(2.78)
Tax credits	1.72	1.70
Stock-based compensation	(2.26)	—
Change in valuation allowance	(26.88)	(16.92)
NOL and tax credits limited under 382	—	(2)
Gain on warrant liabilities	4.60	—
Other	(0.30)	(0.57)
Total	0.00%	0.00%

SURROZEN, INC.

Notes to the Consolidated Financial Statements

On December 21, 2020, the Consolidated Appropriations Act, 2021, or the Appropriations Act, was signed into law which expanded and extended some of CARES Act provisions, including the expansion of the employee retention credits. The Company claimed employee retention credits of $1.0 million and $0.3 million for the 2021 and 2020 tax years. The Company will recognize the benefit of those credits as the refunds are received.

Inflation Reduction Act of 2022, or the IRA, which was signed into law in August 2022, includes several provisions that are specifically applicable to corporations. Among other changes, it created a new corporate alternative minimum tax based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company is evaluating how the enactment of the IRA will have an impact on its consolidated financial statements but does not expect that the provisions of the IRA will have a material impact for the year ended December 31, 2022.

Note 14. Commitments and Contingencies

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

To the date of the consolidated financial statements were issued, the Company has not incurred any material costs or accrued any liabilities related to indemnification obligations.

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

Note 15. 401(k) Plan

The Company adopted a 401(k) retirement savings plan, or the 401(k) Plan for all eligible employees. Each participant may contribute pre- or post- tax compensation, up to annual statutory limits. The 401(k) Plan also permits the Company to make discretionary and matching contributions, subject to established limits and a vesting schedule. Each year, the Company may, at its sole discretion, make contributions to the plan. For the years ended December 31, 2022 and 2021, the Company's contributions were $0.2 million and nominal, respectively.

Note 16. Subsequent Events

In January 2023, the Company implemented a restructuring plan approved by the board of directors to reduce its overall workforce by approximately 25%. The Company expects to substantially complete the workforce reduction by the end of the first quarter of 2023 and

SURROZEN, INC.

Notes to the Consolidated Financial Statements

estimates to incur one-time restructuring charges of approximately $1.2 million, including employee severance, benefits and related costs.

In February 2023, the Company cancelled certain studies with its contract manufacturing organization and incurred a cancellation fee equal to 50% of the contract price of the studies plus any raw materials and handling fees that have been incurred.

On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as a receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve, and FDIC jointly announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. The Company has access to its full deposits with SVB and does not anticipate any disruption to its ongoing operations. The Company is working on replacing the letter of credit issued by SVB as required by the landlord and transferring substantially all of its cash deposits at SVB to a different financial institution.

On March 31, 2023, we entered into an amended and restated warrant agreement with Continental Stock Transfer & Trust Company as warrant agent, or the PIPE Warrant Agreement. PIPE Warrants may be converted into Public Warrants on transfer pursuant to the terms of the PIPE Warrant Agreement. To the date of the consolidated financial statements were issued, no PIPE Warrants were converted into Public Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.

Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Remediation on Previously Identified Material Weakness

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

To respond to the material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. We implemented measures designed to improve our internal control over financial reporting and remediated the control deficiencies that led to the material weakness, including hiring additional accounting personnel, obtaining advisory services from professional consultants with U.S. GAAP and SEC reporting experience in their industry, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and expanding the capabilities of the existing accounting and financial personnel through continuous training and education in the accounting and reporting requirements under U.S. GAAP and the SEC rules and regulations. The new measures have been determined to have operated effectively for a sufficient period of time and management has concluded that the material weakness previously identified has been remediated as of December 31, 2022. However, we cannot assure you that the measures we have taken to date, and are continuing to implement, or any measures we may take in the future, will be sufficient to identify or prevent future material weakness. Accordingly, we cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses.

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

Attestation of Independent Registered Public Accounting Firm

This Report does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as we qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act.

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

Item 9B. Other Information.

On March 31, 2023, we entered into that certain Amended and Restated Warrant Agreement with Continental Stock Transfer & Trust Company as warrant agent, or the PIPE Warrant Agreement. PIPE Warrants may be converted into Public Warrants on transfer pursuant to the terms of the PIPE Warrant Agreement. A copy of the PIPE Warrant Agreement is filed as an exhibit to this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our current executive officers and directors:

Name	Age	Position(s)
Executive Officers
Craig Parker	61	President, Chief Executive Officer and Director
Charles Williams	44	Chief Financial Officer
Geertrui (Trudy) Vanhove, M.D., Ph.D.(7)	57	Chief Medical Officer
Wen-Chen Yeh, M.D., Ph.D.	59	Chief Scientific Officer
Non-Employee Directors
Tim Kutzkey, Ph.D.(1)(3)(6)	47	Director, Chairman of the Board
Anna Berkenblit, M.D.(2)	53	Director
Christopher Y. Chai(1)(3)(4)	56	Director
David J. Woodhouse, Ph.D.(1)	53	Director
Mary Haak-Frendscho, Ph.D.(2)(5)	66	Director
Mace Rothenberg, M.D.(3)	66	Director
Shao-Lee Lin, M.D., Ph.D.(2)	56	Director

(1)
Member of the audit committee.
(2)
Member of the compensation committee.
(3)
Member of the nominating and corporate governance committee.
(4)
Chair of the audit committee.
(5)
Chair of the compensation committee.
(6)
Chair of the nominating and corporate governance committee.
(7)
Dr. Vanhove will terminate her employment with us on March 31, 2023.

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

Geertrui (Trudy) Vanhove, M.D., Ph.D. has served as our Chief Medical Officer since April 2019. From June 2012 to October 2015, she served as Vice President, Medical Affairs and, from October 2015 to April 2019, she served as Vice President, Head of Search and Evaluation at Jazz Pharmaceuticals plc. From 2011 to 2012, she served as Vice President, Medical Affairs at Depomed, Inc., a pharmaceutical company. Prior to this, Dr. Vanhove held positions of increasing responsibility from 2006 to 2011 in Clinical Development at NeurogesX, Inc., a biopharmaceutical company. Prior to NeurogesX, Dr. Vanhove served as Medical Director at XOMA (US) LLC and Abbott Laboratories. Dr. Vanhove also served on the board of Insys Therapeutics from April 2018 to February 2020. Dr. Vanhove received an M.D. and a Ph.D. in pharmacology from the Catholic University in Leuven, Belgium and completed a fellowship in clinical pharmacology at Stanford University. Dr. Vanhove also received an M.B.A. from St. Mary’s College of California. Dr. Vanhove will terminate her employment with us on March 31, 2023.

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

Non-Employee Directors

Tim Kutzkey, Ph.D. has served on our board of directors since April 2016, Chairman of our board of directors since August 2021, chair of our board of directors’ Nominating and Corporate Governance Committee since August 2021 and served as our interim Chief Executive Officer from inception to April 2018. Dr. Kutzkey serves as Managing Partner of The Column Group, LLC, a venture capital partnership, where he has served in various roles since 2007. Prior to The Column Group, Dr. Kutzkey served as a scientist at Kai Pharmaceuticals, Inc. Dr. Kutzkey also serves on the board of directors of Kallyope Inc., Nura Bio Inc., Neurona Therapeutics Inc., Synthekine Inc., Plexium, Inc., Cajal Neuroscience Inc. and Carmot Therapeutics, all biotechnology companies. Dr. Kutzkey obtained a Ph.D. in molecular and cell biology from the University of California, Berkeley and completed his undergraduate degree in biological sciences from Stanford University. We believe that Dr. Kutzkey’s scientific training and experience as a director of other publicly traded and privately held biopharmaceutical companies provide him with the qualifications and skills to serve as a director of our company.

Anna Berkenblit, M.D. has served on our board of directors since August 2018, and on our Board of Directors’ compensation committee since August 2021. Dr. Berkenblit has served as the Senior Vice President and Chief Medical Officer at ImunnoGen, Inc., a biotechnology company, since April 2015. Prior to ImmunoGen, Dr. Berkenblit served as Senior Vice President Head of Clinical Development at H3, Biomedicine Inc., a developer of targeted anti-cancer compounders, from 2013 to 2015. From 2011 to 2013, she served as Head of Clinical Research at AVEO Pharmaceuticals, Inc., a biopharmaceutical company, where she led the clinical development of oncology product candidates spanning early testing to registration trials. From January 2007 to September 2011, Dr. Berkenblit held various positions of increasing responsibility at Pfizer Inc., a biopharmaceutical company. Dr. Berkenblit received an M.D. from Harvard Medical School and an M.M.S. degree in the Clinical Investigator Training Program of Harvard/MIT Health Sciences and Technology. We believe that Dr. Berkenblit’s extensive leadership and scientific experience, especially in the clinical development of biopharmaceuticals, provide her with the qualifications and skills to serve as a director of our company.

Christopher Y. Chai. has served on our board of directors since April 2021 and Chair of our board of directors’ Audit Committee since August 2021. Mr. Chai has served as a venture partner at SR One since January 2021, where he works with portfolio companies on their engagement with Wall Street and their overall financing strategy and execution. Prior to joining SR One, Mr. Chai served as Chief Financial Officer of Principia Biopharma Inc. from 2013 to 2020, where he led the company from an early-stage private venture-backed company to its acquisition by Sanofi S.A. Mr. Chai previously served as Chief Financial Officer at MAP Pharmaceuticals, Inc. (acquired by Allergan, Inc.) and Vice President, Treasury and Investor Relations at CV Therapeutics, Inc. (acquired by Gilead Sciences, Inc.). Mr. Chai received his B.S. in Operations Research and Industrial Engineering from Cornell University. We believe that Mr. Chai’s extensive financial and executive experience provide him with the qualifications and skills to serve as a director of our company.

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

Mary Haak-Frendscho, Ph.D. has served on our board of directors since March 2021 and Chair of our board of directors’ Compensation Committee since August 2021. Dr. Haak-Frendscho has served as the president and chief executive officer of Spotlight Therapeutics, Inc., a privately held biotechnology company, since January 2019. Prior to Spotlight, from January 2017 to January 2019, she was a venture partner with Versant Ventures and, from January 2016 to January 2019, she served as the chief executive officer of Blueline Bioscience, Versant’s vehicle for new company creation in Canada. Earlier, Dr. Haak-Frendscho established and served as the chair of Compugen USA, Inc. from 2012 to 2016, was the chief executive officer of Igenica Biotherapeutics from 2012 to 2014, and was the founding president and chief scientific officer of Takeda San Francisco from 2008 to 2012. She received her B.S. from the University of Michigan, M.L.A. from Washington University, M.S. from SUNY-Stony Brook, C.S.E.P. from Columbia University Graduate School of Business, and Ph.D. from the University of Wisconsin. We believe that Dr. Haak-Frendscho’s scientific training, work experience, and experience as a director of other biopharmaceutical companies provide her with the qualifications and skills to serve as a director of our company.

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

Shao-Lee Lin, M.D., Ph.D. has served on our board of directors since January 2021. Dr. Lin co-founded and serves as the Chief Executive Officer of ACELYRIN, INC. formed in July 2020. From January 2018 to January 2020, she served as Executive Vice President, Research and Development and Chief Scientific Officer at Horizon Pharma plc, a biopharmaceutical company. From April 2015 to December 2017, she served as a corporate officer and Vice President, Therapeutic Areas, Development Excellence and International Development at Abbvie Inc., a biopharmaceutical company. Prior to Abbvie, Dr. Lin served as Vice President, Inflammation and Respiratory Development at Gilead from August 2012 to February 2015 and served in various roles of increasing responsibility at Amgen from April 2004 to August 2012, Dr. Lin served on the board of directors of Principia Biopharma Inc., a biopharmaceutical company, from April 2019 until it was acquired in September 2020 Dr. Lin has also been faculty as a Clinical Scholar at The Rockefeller University and adjunct faculty at the medical schools of Cornell University, The University of California, Los Angeles, Stanford University and Northwestern University. Dr. Lin received her bachelor’s degree in chemical engineering and biochemistry from Rice University and holds an M.D. and Ph.D. from The Johns Hopkins University School of Medicine. We believe that Dr. Lin’s scientific training, work experience, and experience as a director of other publicly traded biopharmaceutical companies provide her with the qualifications and skills to serve as a director of our company.

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

Our board of directors may establish the authorized number of directors from time to time by resolution. In accordance with our amended and restated certificate of incorporation our board of directors will be divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•
the Class I directors are Anna Berkenblit, M.D. and Tim Kutzkey, Ph.D., and their terms will expire at our annual meeting of stockholders to be held in 2025;
•
the Class II directors are Shao-Lee Lin, M.D., Ph.D., Mace Rothenberg, M.D. and David J. Woodhouse, Ph.D., and their terms will expire at our annual meeting of stockholders to be held in 2023; and
•
the Class III directors are Christopher Y. Chai, Mary Haak-Frendscho, Ph.D. and Craig Parker, and their terms will expire at our annual meeting of stockholders to be held in 2024.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that no director, except for Craig Parker, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of our directors, except for Craig Parker, is “independent” as that term is defined under the applicable listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares held by each non-employee director and the transactions described in the section titled “Certain Relationships and Related Party Transactions, and Director Independence.”

Committees of Our Board of Directors

Our board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

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
•
reviewing, approving and disapproving related party transactions;
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

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. Additionally, none of the members who serves or served on the compensation committee of our Board of Directors had any relationship as set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended.

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

Delinquent Section 16(a) Reports

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

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during fiscal year 2022 were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, other than three reports on Form 4 filed by Wen-Chen Yeh on October 12, 2022, by Charles Williams and Geertrui Vanhove on October 13, 2022, which were filed late.

Item 11. Executive Compensation.

For the year ended December 31, 2022, our named executive officers consisted of our chief executive officer, chief financial officer and the next most highly compensated executive officer:

•
Craig Parker, our President and Chief Executive Officer;
•
Charles Williams, our Chief Financial Officer; and
•
Wen-Chen Yeh, M.D., Ph.D., our Chief Scientific Officer.

Summary Compensation Table

The following table presents all of the compensation awarded to our named executive officers during the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Craig Parker	2022	558,000	—	793,794	195,300	—	1,547,094
President and Chief Executive Officer	2021	495,750	—	3,470,726	246,150	—	4,212,626
Charles Williams	2022	423,300	—	268,174	139,689	500	831,663
Chief Financial Officer	2021	374,375	—	104,321	156,040	500	635,236
Wen-Chen Yeh, M.D., Ph.D.	2022	428,400	—	269,304	145,656	500	843,860
Chief Scientific Officer	2021	376,330	—	216,043	151,200	500	744,073

(1)
The amounts disclosed represent the aggregate grant date fair value of the stock options granted to our named executive officers during the fiscal year ended December 31, 2022 under our 2021 Plan, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in the notes to our audited financial statements included elsewhere in this Report. This amount does not reflect the actual economic value that may be realized by the named executive officer.

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

Non-Equity Incentive Plan Compensation

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses under our Annual Cash Bonus Plan, or Bonus Plan. The compensation committee established the Bonus Plan to incentivize our employees and reward them upon the achievement of corporate performance goals. With respect to the performance-based cash bonuses of the named executive officers for 2022 and 2021, the Bonus Plan targets the amount of the bonus at 50% of base salary for our chief executive officer and 40% for other executive officers.

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

When determining the actual payout amount of our chief executive officer's performance-based cash bonus for 2022 and 2021, the compensation committee weighted 100% of its decision on the extent to which the Company achieved its corporate performance goals. When determining the actual payout amount of the performance-based cash bonus for our other executives, the compensation committee weighted 50% of its decision on the Company's attainment of corporate performance goals and 50% on the attainment of individual performance goals.

For the fiscal year ended December 31, 2022, our board of directors determined that the Company had achieved 70% of its corporate performance goals, so Mr. Parker received 70% of his targeted bonus. Mr. Williams and Dr. Yeh received 85% and 83% of their targeted bonus amounts, respectively, based on the 70% achievement of our 2022 corporate performance goals and 100% and 95% achievement of their personal goals, respectively.

For the fiscal year ended December 31, 2021, our board of directors determined that the Company had achieved 90% of its corporate performance goals, so Mr. Parker received 90% of his targeted bonus. Mr. Williams and Dr. Yeh received 94% and 90% of their targeted bonus amounts, respectively, based on our 90% achievement of our 2021 corporate performance goals and 98% and 90% achievement of their personal goals, respectively.

All performance-based cash bonuses are generally paid within a few months after the year to which they relate, upon final determination by the compensation committee. The performance-based cash bonuses paid to our named executive officers for the fiscal years ended December 31, 2022 and 2021, as determined by the compensation committee based on the guidelines above, are set forth above in the "Summary Compensation Table" in the column titled “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards as of December 31, 2022

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2022:

			Option Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price Per Share ($)	Option Expiration Date
Craig Parker	04/11/2018	03/19/2018	316,167	(2)	—	0.69	04/10/2028
	02/07/2019	01/01/2019	34,397	(4)	732	1.26	02/06/2029
	03/01/2022	01/01/2022	84,791	(4)	285,209	3.11	03/01/2032
	10/10/2022	01/01/2021	168,329	(4)	182,968	2.16	02/22/2031
	10/10/2022	08/12/2021	61,111	(3)	122,224	2.16	08/12/2031
Charles Williams	03/01/2022	01/01/2022	28,645	(4)	96,355	3.11	03/01/2032
	10/10/2022	11/30/2020	91,482	(3)	84,166	2.16	12/13/2030
	10/10/2022	08/12/2021	4,865	(3)	9,732	2.16	08/12/2031
Wen-Chen Yeh, M.D., Ph.D.	02/07/2019	01/01/2019	8,599	(4)	183	1.26	12/31/2028
	02/13/2020	01/01/2020	25,615	(4)	9,514	2.97	02/12/2030
	03/01/2022	01/01/2022	28,645	(4)	96,355	3.11	03/01/2032
	07/01/2022	06/21/2022	62	(4)	438	3.15	07/01/2032
	10/10/2022	01/01/2021	16,832	(4)	18,297	2.16	02/22/2031

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

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the fiscal years ended December 31, 2022 and 2021. The Surrozen board of directors may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Stock Plans

Prior to August 12, 2021, grants of equity awards were provided to our named executive officers under our 2015 Equity Incentive Plan, or the 2015 Plan. On August 12, 2021, we adopted the Surrozen, Inc. 2021 Equity Incentive Plan, or the 2021 Plan, which replaces and supersedes the 2015 Plan, except with respect to awards previously granted. The 2021 Plan authorizes us to grant equity and cash incentive awards to officers, directors, employees, and eligible service providers. A description of our stock plans can be found in Note 12 "Stock-Based Compensation Plan" of the consolidated financial statements in this Report.

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

The following table sets forth information regarding the compensation earned by or paid to our non-employee directors during the year ended December 31, 2022. Craig Parker, our President and Chief Executive Officer, is also a member of our board of directors, but did not receive any additional compensation for service as a director. The compensation earned by or paid to Mr. Parker as a named executive officer of Surrozen for the fiscal year ended December 31, 2022 is set forth in this item above under “Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash $	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Anna Berkenblit, M.D.	40,000	39,026	—	79,026
Tim Kutzkey, Ph.D.	80,500	39,026	—	119,526
Shao-Lee Lin, M.D., Ph.D.	40,000	39,026	—	79,026
David J. Woodhouse, Ph.D.	42,500	39,026	—	81,526
Mary Haak-Frendscho, Ph.D.	45,000	39,026	—	84,026
Mace Rothenberg, M.D.	39,000	39,026	—	78,026
Christopher Y. Chai	54,000	39,026	—	93,026

(1)
The amounts reported represent the aggregate grant date fair value of the option awards granted during the fiscal year ended December 31, 2022 under Surrozen’s 2021 Plan, computed in accordance with Financial Accounting Standard Board Accounting Standards Codification, Topic 718, or ASC Topic 718. The assumptions used in calculating the grant-date fair value of the stock options reported in this column are set forth in the notes to Surrozen’s consolidated financial statements included elsewhere in this Report. This amount does not reflect the actual economic value that may be realized by the non-employee director.
(2)
The option awards were granted on June 7, 2022 and fully vest on the one-year anniversary of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock by:

•
each beneficial owner of more than 5% of our common stock;
•
each of our named executive officers and directors;
•
all of our executive officers and directors as a group.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The beneficial ownership percentages set forth in the table below are based on 30,079,441 shares of common stock outstanding as of March 1, 2023.

Name and Address of Beneficial Owners (1)	Shares Beneficially Owned (2)	Percentage of Total Voting Power
Directors and Executive Officers:
Craig Parker(4)	775,803	2.5%
Wen-Chen Yeh (5)	333,199	1.1%
Charles Williams (6)	168,653	*
Geertrui (Trudy) Vanhove (7)	233,299	*
Anna Berkenblit (8)	35,129	*
Tim Kutzkey (3)	9,414,795	31.1%
Shao-Lee Lin (8)	35,129	*
David Woodhouse (8)	35,129	*
Mary Haak-Frendscho (8)	35,129	*
Mace Rothenberg (8)	35,129	*
Christopher Y. Chai (8)	35,129	*
All directors and executive officers as a group (11 persons) (9)	11,136,523	35.4%
Five Percent Holders:
Entities affiliated with the Column Group (10)	9,414,795	31.1%
The Regents of the University of California (11)	2,081,453	6.9%
Entities affiliated with SymBiosis II, LLC (12)	1,964,082	6.5%
BML Investment Partners, L.P.(13)	1,669,037	5.5%

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
(3)
Includes: (a) (i) 4,343,245 shares held by The Column Group III, LP (“TCG III”) and (ii) 4,904,884 shares held by The Column Group III-A, LP (“TCG III-A”), (b) (i) 78,272 shares underlying warrants held by TCG III, and (ii) 88,394 shares underlying warrants held by TCG III-A, LP. The Column Group III GP, LP (“TCG III GP”), is the general partner of each of TCG III and TCG III-A. Dr. Kutzkey, David Goeddel and Peter Svennilson are the Managing Partners of TCG III GP and as such may each be deemed to share voting and investment power with respect to the securities held by each of TCG III and TCG III-A and disclaims beneficial ownership of the securities except to the extent of his pecuniary interests therein. The address for the entities listed herein is 1 Letterman Drive, Building D, Suite DM-900, San Francisco, CA 94129.
(4)
Consists of 9,578 shares of common stock and 766,225 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 1, 2023.
(5)
Consists of 229,138 shares of common stock and 104,061 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 1, 2023.
(6)
Consists of 9,578 shares of common stock and 159,075 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 1, 2023.
(7)
Consists of 32,412 shares of common stock and 200,887 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 1, 2023.
(8)
Consists of 35,129 shares of common stock subject to restricted stock awards.
(9)
Consists of Craig Parker, Geertrui Vanhove, Wen-Chen Yeh, Charles Williams, Anna Berkenblit, Christopher Chai, Tim Kutzkey, Shao-Lee Lin, David Woodhouse, Mary Haak-Frendscho and Mace Rothenberg.
(10)
Includes: (a) (i) 4,343,245 shares held by The Column Group III, LP (“TCG III”) and (ii) 4,904,884 shares held by The Column Group III-A, LP (“TCG III-A”), (b) (i) 78,272 shares underlying warrants held by TCG III, and (ii) 88,394 shares underlying warrants held by TCG III-A, LP based on information set forth in a Schedule 13D/A filed with the SEC on February 13, 2023. The Column Group III GP, LP (“TCG III GP”), is the general partner of each of TCG III and TCG III-A. Dr. Kutzkey, David Goeddel and Peter Svennilson are the Managing Partners of TCG III GP and as such may each be deemed to share voting and investment power with respect to the securities held by each of TCG III and TCG III-A and disclaims beneficial ownership of the securities except to the extent of his pecuniary interests therein. The address for the entities listed herein is 1 Letterman Drive, Building D, Suite DM-900, San Francisco, CA 94129.
(11)
Includes: (a) 1,998,120 shares of common stock held by The Regents of the University of California (“UC”), and (b) 83,333 shares of common stock underlying warrants held by UC based on information set forth in a Schedule 13G/A filed with the SEC on Februay 2, 2023. The address for UC is 1111 Franklin Street, 6th Floor, Oakland, CA 94607.
(12)
Includes 1,964,082 shares of common stock held by SymBiosis II, LLC (“SymBiosis”) based on information set forth in a Schedule 13G filed with the SEC on May 10, 2022. The address for SymBiosis is 609 SW 8th St., Suite 365, Bentonville, AR 72712.
(13)
Includes 1,669,037 shares of common stock held by BML Investment Partners, L.P. (“BML”) based on information set forth in a Schedule 13G filed with the SEC on February 2, 2023. The address for BML is 65 E Cedar, Suite 2, Zionsville, IN 46077.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information, as of December 31, 2022, relating to our equity compensation plans, which were approved by the Company’s stockholders. See Note 12 "Stock-Based Compensation Plan" of the consolidated financial statements in this Report for a summary of our equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,896,371	(1)	$2.43	4,253,951	(2)
Total	3,896,371		$2.43	4,253,951

(1)
Consists of 634,136 shares issuable upon exercise of outstanding options issued under the 2015 Plan and 3,262,235 shares issuable upon exercise of outstanding options issued under the 2021 Plan.
(2)
Consists of 3,686,783 shares reserved and remaining available for future awards under the 2021 Plan and 567,168 shares reserved and remaining available for issuance under the ESPP. The reserve for the 2021 Plan will automatically increase each year on January 1st by an amount equal to 5% of the fully-diluted common stock on December 31 of the preceding year. The reserve for the ESPP will automatically increase each year on January 1st by an amount equal to the lesser of (i) 1% of the fully-diluted common stock on December 31st of the preceding calendar year, and (ii) 474,669 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for Surrozen’s directors and executive officers, which are described elsewhere in this Report, described below are transactions since January 1, 2021 and each currently proposed transaction in which:

•
the amounts involved exceeded or will exceed $120,000; and
•
any of Surrozen directors, executive officers or holders of more than 5% of Surrozen outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Equity and other compensation, termination, change in control and other arrangements are described in the sections titled “Executive Compensation” and “Director Compensation.” Described below are certain other transactions with Surrozen directors, executive officers and stockholders.

Investors’ Rights Agreement

In connection with the Closing, that certain Registration and Shareholder Rights Agreement, dated November 18, 2020, was terminated, and Surrozen, the Sponsor and certain stockholders of Surrozen, or the Investors, entered into the Investors’ Rights Agreement, dated August 11, 2021, the form of which is attached as an exhibit to this Report and pursuant to which the Investors, subject to certain conditions, will be entitled to registration rights. The Investors include our officers and directors and certain significant stockholders, namely, The Column Group III, L.P., The Column Group III-A, L.P., The Regents of the University of California and the Sponsor.

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

UCSF License and Option Agreements

In March 2022, Surrozen entered into a non-exclusive commercial license agreement The Regents of the University of California, or UCSF, a holder of more than 5% of Surrozen’s capital stock to make and use licensed products identified from the phage display llama VHH single domain antibody library. Under the commercial license agreement, Surrozen paid UCSF a nominal license issue fee. Surrozen agreed to pay a nominal annual license maintenance fee, low five-digit payment per licensed product upon achievement of a regulatory milestone, nominal annual minimum royalties, and earned royalties equal to a sub-single digit percentage of Surrozen’s and Surrozen’s sublicensees’ net sales of licensed products.

For a more detailed description of the UCSF Agreements, see the section titled “Business—UCSF License and Option Agreements.”

Securities Repurchase

On December 12, 2022, Surrozen entered into a securities purchase agreement with entities affiliated with Consonance Capital Management LP, collectively the Consonance Entities. Pursuant to the agreement, on December 15, 2022, we repurchased an aggregate of 5,382,499 shares of our common stock and warrants to purchase an aggregate 1,310,496 shares of our common stock from the Consonance Entities for an aggregate purchase price of approximately $2.7 million. The shares of common stock were returned to authorized and unissued status and the warrants were cancelled. Following the repurchase, the Consonance Entities no longer hold any shares of Surrozen common stock or warrants to purchase Surrozen common stock.

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

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$960,000	$2,232,000
Total Fees	$960,000	$2,232,000

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those years. This category also includes fees for services incurred in connection with the Business Combination.

Auditor Independence

In 2022, there were no other professional services provided by Ernst & Young LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Ernst & Young LLP.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee must review and pre-approve all audit and non-audit services provided by Ernst & Young LLP, which was our independent registered public accounting firm as of December 31, 2022, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

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

4.6*	Amended and Restated Warrant Agreement, dated as of March 31, 2023, between Surrozen, Inc. and Continental Stock Transfer & Trust Company.
4.7*	Description of Securities.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on April 15, 2021).
10.2†	Form of Company Stockholder Support Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on April 15, 2021).
10.3	Form of CHFW Shareholder Support Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on April 15, 2021).
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
10.8††

Amended and Restated License and Option Agreement for Llama Single Domain Antibody Phage Library, dated as of January 17, 2020, by and between Regents of the University of California and Surrozen, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4/A (File No. 333-256146), filed with the SEC on June 24, 2021).
10.9††

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

10.18

Registration Rights Agreement, dated as of February 18, 2022, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on February 24, 2022).

10.19

Lease Agreement, dated as of August 4, 2016, by and between HCP Oyster Point III LLC and Surrozen, Inc (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-39635), filed with the SEC on March 28, 2022).

10.20

Collaboration and License Agreement, dated as of September 30, 2022, by and between Boehringer Ingelheim International GmbH and Surrozen Operating, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-39635), filed with the SEC on November 14, 2022).

10.21

Sales Agreement, dated as of December 9, 2022, by and between the Company and Guggenheim Securities, LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-268745), filed with the SEC on December 9, 2022).

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

SURROZEN, INC.

Date: March 31, 2023	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Parker	President and Chief Executive Officer and Director	March 31, 2023
Craig Parker	(Principal Executive Officer)

/s/ Charles Williams	Chief Financial Officer	March 31, 2023
Charles Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tim Kutzkey, Ph.D.	Chair of the Board of Directors	March 31, 2023
Tim Kutzkey, Ph.D.

/s/ Anna Berkenblit, M.D.	Director	March 31, 2023
Anna Berkenblit, M.D.

/s/ Christopher Chai	Director	March 31, 2023
Christopher Chai

/s/ David J. Woodhouse, Ph.D.	Director	March 31, 2023
David J. Woodhouse, Ph.D.

/s/ Mary Haak-Frendscho, Ph.D.	Director	March 31, 2023
Mary Haak-Frendscho, Ph.D.

/s/ Mace Rothenberg, M.D.	Director	March 31, 2023
Mace Rothenberg, M.D.

/s/ Shao-Lee Lin, M.D., Ph.D.	Director	March 31, 2023
Shao-Lee Lin, M.D., Ph.D.