Form 10-Q
period 2023-03-31
Surrozen, Inc./DE
filed 2023-05-10
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39635

Surrozen, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1556622
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
171 Oyster Point Blvd, Suite 400, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 489-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SRZN	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Common Stock	SRZNW	The Nasdaq Stock Market LLC

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

As of May 8, 2023, there were 30,079,258 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q, or this Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

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

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “company,” “Surrozen,” “we,” “us” and “our” refer to Surrozen, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,809	$24,690
Accounts receivable	1,978	1,978
Short-term marketable securities	33,937	51,148
Prepaid expenses and other current assets	3,310	3,489
Total current assets	67,034	81,305

Property and equipment, net	3,378	3,630
Operating lease right-of-use assets	2,967	3,268
Restricted cash	405	405
Other assets	416	827
Total assets	$74,200	$89,435

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$171	$658
Accrued and other liabilities	5,324	6,848
Lease liabilities, current portion	2,294	2,226
Total current liabilities	7,789	9,732

Lease liabilities, noncurrent portion	2,783	3,376
Warrant liabilities	591	326
Total liabilities	11,163	13,434

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of March 31, 2023 and December 31, 2022; 30,079 and 30,088 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in-capital	256,034	254,892
Accumulated other comprehensive loss	(50)	(241)
Accumulated deficit	(192,950)	(178,653)
Total stockholders’ equity	63,037	76,001
Total liabilities and stockholders’ equity	$74,200	$89,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$8,086	$9,371
General and administrative	5,299	5,122
Restructuring	1,207	—
Total operating expenses	14,592	14,493
Loss from operations	(14,592)	(14,493)
Interest income	547	49
Other income (expense), net	(252)	6,497
Net loss	(14,297)	(7,947)
Unrealized gain (loss) on marketable securities, net of tax	191	(310)
Comprehensive loss	$(14,106)	$(8,257)

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.23)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,971	34,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	30,088	$3	$254,892	$(241)	$(178,653)	$76,001
Repurchase of early exercised stock options	(9)	—	—	—	—	—
Vesting of early exercised stock options	—	—	13	—	—	13
Stock-based compensation expense	—	—	1,129	—	—	1,129
Other comprehensive gain	—	—	—	191	—	191
Net loss	—	—	—	—	(14,297)	(14,297)
Balance at March 31, 2023	30,079	$3	$256,034	$(50)	$(192,950)	$63,037

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	35,034	$4	$252,464	$(119)	$(142,649)	$109,700
Issuance of common stock under Equity Purchase Agreement	100	—	273	—	—	273
Repurchase of early exercised stock options	(8)	—	—	—	—	—
Vesting of early exercised stock options	—	—	30	—	—	30
Stock-based compensation expense	—	—	916	—	—	916
Other comprehensive loss	—	—	—	(310)	—	(310)
Net loss	—	—	—	—	(7,947)	(7,947)
Balance at March 31, 2022	35,126	$4	$253,683	$(429)	$(150,596)	$102,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(14,297)	$(7,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	482	534
Stock-based compensation	1,129	916
Non-cash operating lease expense	301	367
Amortization of (discount) premium on marketable securities, net	(241)	116
Change in fair value of warrant liabilities	265	(6,497)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	592	274
Other assets	(2)	(24)
Accounts payable	(487)	(1,755)
Accrued and other liabilities	(1,387)	(3,782)
Operating lease liabilities	(525)	(576)
Net cash used in operating activities	(14,170)	(18,374)
Investing activities:
Purchases of property and equipment	(315)	(412)
Purchases of marketable securities	(7,857)	—
Proceeds from maturities of marketable securities	25,500	—
Net cash provided by (used in) investing activities	17,328	(412)
Financing activities:
Repurchase of early exercised stock options	(39)	—
Net cash used in financing activities	(39)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	3,119	(18,786)
Cash, cash equivalents and restricted cash at beginning of period	25,095	33,496
Cash, cash equivalents and restricted cash at end of period	$28,214	$14,710
Supplemental disclosure of noncash investing and financing activities:
Deferred costs related to Equity Purchase Agreement included in accounts payable, accrued liabilities and additional paid-in capital	$—	$432
Purchases of property and equipment included in accounts payable and accrued expenses	$85	$—
Vesting of early exercises of stock options	$13	$30

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	March 31,
	2023	2022
Cash and cash equivalents	$27,809	$14,305
Restricted cash	405	405
Cash, cash equivalents and restricted cash	$28,214	$14,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business

Organization

Surrozen, Inc., or the Company, is a clinical stage biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues. The Company, a Delaware corporation, is located in South San Francisco, California. Surrozen Netherlands, B.V. was incorporated in May 2022 and located in Amsterdam, Netherlands as a wholly-owned subsidiary of the Company.

Liquidity

The Company has incurred net losses since inception. For the three months ended March 31, 2023 and 2022, the Company incurred a net loss of $14.3 million and $7.9 million, respectively. For the three months ended March 31, 2023 and 2022, the Company used $14.2 million and $18.4 million of cash in operations. As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $61.7 million and an accumulated deficit of approximately $193.0 million. The Company expects operating expenses to continue to increase in connection with its ongoing clinical studies and anticipates the need to raise additional capital to continue to execute its long-range business plan.

Management believes that the existing cash, cash equivalents, and marketable securities are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its unaudited consolidated financial statements. However, if the Company’s anticipated cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or future year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, revenue recognition, certain accrued expenses for research and development activities and stock-based compensation expense. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash, cash equivalents and marketable securities. The Company's cash is held by one financial institution that may at times exceed federally insured limits. However, the Company’s exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the unaudited condensed consolidated balance sheets. The Company believes it is not exposed to significant credit risk on cash. The Company's policy is to invest cash in institutional money market funds and marketable securities with high credit quality to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, U.S. government bonds, commercial paper and corporate debt securities. The Company has not experienced any losses on its cash equivalents and marketable securities.

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

Warrant Liabilities

The Company's warrants were classified as liabilities. At the end of each reporting period, any changes in fair value during the period are recognized in other income (expense), net within the unaudited condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liabilities for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

The Company has a Collaboration and Licensing Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, to which the Company licensed certain rights to its intellectual property that is determined within the scope of ASC 606. The terms of the CLA include payment to the Company of a non-refundable upfront payment, development, regulatory and commercial milestone payments and royalties on net sales of licensed products.

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

Royalties: The Company will recognize sales-based royalties as revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties that have been allocated have been satisfied (or partially satisfied).

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

	March 31,
	2023	2022
Options outstanding	5,132	3,336
Unvested restricted stock	93	143
Unvested common stock subject to repurchase	9	53
Warrants to purchase common stock	5,907	7,219
Total	11,141	10,751

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$18,530	$—	$—	$18,530
Commercial paper	—	8,736	—	8,736
Corporate bonds	—	7,332	—	7,332
Government bonds	—	17,869	—	17,869
Total financial assets measured at fair value	$18,530	$33,937	$—	$52,467

Liabilities(2):
Public Warrants	$273	$—	$—	$273
PIPE Warrants	—	318	—	318
Total financial liabilities measured at fair value	$273	$318	$—	$591

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$9,194	$—	$—	$9,194
Commercial paper	—	22,549	—	22,549
Corporate bonds	—	10,797	—	10,797
Government bonds	—	17,802	—	17,802
Government agency debt securities(1)	—	3,982	—	3,982
Total financial assets measured at fair value	$9,194	$55,130	$—	$64,324

Liabilities(2):
Public Warrants	$151	$—	$—	$151
PIPE Warrants	—	175	—	175
Total financial liabilities measured at fair value	$151	$175	$—	$326

(1)
They are included in cash and cash equivalents on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
(2)
See Note 10.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three months ended March 31, 2023.

Commercial paper, corporate bonds, government bonds and government agency debt securities are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. The PIPE Warrants are classified as Level 2 due to the use of observable market data for identical or similar liabilities. The fair value of each PIPE Warrant was determined to be equivalent to that of a Public Warrant because the PIPE Warrants are also subject to the make-whole redemption feature, which allows the Company to redeem both types of warrants on similar terms when the stock price is in the range of $10 to $18 per share.

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$8,736	$—	$—	$8,736
Corporate bonds	7,335	—	(3)	7,332
Government bonds	17,916	5	(52)	17,869
Total short-term marketable securities	$33,987	$5	$(55)	$33,937

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,549	$—	$—	$22,549
Corporate bonds	10,817	1	(21)	10,797
Government bonds	18,023	—	(221)	17,802
Total short-term marketable securities	$51,389	$1	$(242)	$51,148

The following table indicates the length of the time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	As of March 31, 2023			As of December 31, 2022
		Less Than 12 Months			Less Than 12 Months
	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses
Corporate bonds	2	$4,242	$3	4	$9,719	$21
Government bonds	2	11,947	52	3	17,802	221
Total	4	$16,189	$55	7	$27,521	$242

As of March 31, 2023 and December 31, 2022, all short-term marketable securities had maturities of one year or less. There have been no significant realized gains or losses on the marketable securities during the three months ended March 31, 2023 and 2022. The Company periodically reviews the available-for-sale investments for credit losses. All investments with unrealized losses have been in a loss position for less than 12 months. The Company determined that the unrealized loss was primarily attributed to changes in current market interest rates and not to credit quality. The Company does not intend to sell the marketable securities that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the marketable securities before the recovery of the amortized cost basis, which may be at maturity. As a result, the Company did not recognize any allowance for credit losses as of March 31, 2023.

Note 4. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued payroll and related expenses	$1,870	$3,964
Accrued research and development expenses	2,054	1,665
Accrued restructuring charges	481	—
Accrued professional service fees	432	638
Liability for early exercised stock options	38	89
Other	449	492
Accrued and other liabilities	$5,324	$6,848

Note 5. Collaboration and License Agreements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, the Company executed the CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413. The Company and BI are conducting partnership research focused on SZN-413 during a one-year period, which BI has the right to extend by up to six months. The Company granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under the applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. Unless terminated earlier, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of BI's royalty obligations. BI has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach.

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

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company's intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be $12.5 million, which is the non-refundable upfront payment. Variable consideration related to future milestones was fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate to. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company recognized the non-refundable upfront payment of $12.5 million as collaboration and license revenue at a point in time upon delivery of the license in the fourth quarter of 2022. The associated withholding tax of $2.0 million to be refunded was recognized as accounts receivable on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

For the three months ended March 31, 2023 and 2022, the Company incurred de minimis research and development expenses under the Stanford agreements. No milestones have been achieved as of March 31, 2023.

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

For the three months ended March 31, 2023 and 2022, the Company incurred de minimis research and development expenses under the UCSF Agreements and the commercial license agreement. No milestones have been achieved as of March 31, 2023.

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

For the three months ended March 31, 2023 and 2022, the Company incurred $0.1 million and de minimis research and development expenses under the Distributed Bio Agreement, respectively. No milestones have been achieved for the three months ended March 31, 2023 and 2022.

Note 7. Restructuring

In January 2023, the Company implemented a restructuring plan approved by the board of directors to prioritize and focus its resources on key clinical and discovery programs. The plan included a reduction of the Company’s overall workforce by approximately 25%. The Company completed the workforce reduction in the first quarter of 2023 and incurred one-time restructuring charges of approximately $1.2 million during the three months ended March 31, 2023, including employee severance and benefits.

The outstanding restructuring liabilities are included in accrued and other liabilities on the condensed consolidated balance sheets. The following table summarizes activity during the three months ended March 31, 2023 (in thousands):

Employee Severance and Benefits
Balance, December 31, 2022	$—
Restructuring charges	1,207
Cash payments	(726)
Balance, March 31, 2023	$481

Note 8. Commitments and Contingencies

Lease Agreement

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

In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.4 million, which is recorded as restricted cash in the condensed consolidated balance sheets. On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as a receiver. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB's customer deposits and certain other liabilities and acquired substantially all of SVB's loans and certain other assets from the FDIC. As required by the landlord, the Company is working on replacing the letter of credit issued by SVB with a letter of credit from a different financial institution.

The operating lease expense for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.5 million, respectively.

Aggregate future minimum rental payments under the operating leases as of March 31, 2023, were as follows (in thousands):

Remaining nine months ending December 31, 2023	$1,960
Year ending December 31, 2024	2,670
Year ending December 31, 2025	891
Total lease payments	5,521
Less: Imputed interest	(444)
Operating lease liabilities	$5,077

Note 9. Stockholders’ Equity

Equity Purchase Agreement

In February 2022, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, or the Equity Purchase Agreement, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million shares of the Company’s common stock.

Upon execution of the Equity Purchase Agreement, the Company issued 0.1 million shares of common stock to Lincoln Park with the fair value of $0.3 million as consideration for Lincoln Park’s commitment to purchase the Company’s common stock, which was included in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive loss. In the event that the Company sells $30.0 million shares of its common stock under the Equity Purchase Agreement, the Company shall be required to pay an additional commitment fee of $0.1 million in cash to Lincoln Park.

As contemplated by the Equity Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $1.00 per share, the Company may direct Lincoln Park, at its sole discretion, to purchase up to 30,000 shares of its common stock, or the Regular Purchase Share Limit, on any business day at a purchase price per share equal to the lower of: (i) the lowest price of the Company’s common stock on the applicable purchase date and (ii) the average of the three lowest closing prices of the Company’s common stock during the ten consecutive business days preceding such purchase date. The Regular Purchase Share Limit may be increased to up to 35,000 shares and 40,000 shares if the closing price of the Company’s common stock is not below $10.00 per share and $12.00 per share, respectively. Any single purchase of the Company’s common stock shall not exceed $3.5 million.

The Company may also direct Lincoln Park to purchase additional shares no less than the Regular Purchase Share Limit and no greater than 0.5 million shares at a purchase price per share equal to 96% of the lower of (i) the closing price of the Company’s common stock on the purchase date and (ii) the volume weighted average price of the Company’s common stock on the purchase date.

As of March 31, 2023, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

At-the-Market Offering

In December 2022, the Company entered into a sales agreement with Guggenheim Securities, LLC to issue and sell up to $23.0 million shares of the Company’s common stock, or the 2022 ATM. The compensation payable to Guggenheim is equal to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of March 31, 2023, the Company has not sold any shares of common stock under the 2022 ATM.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding as of March 31, 2023 (in thousands, except exercise price per warrant):

Type	Classification	Expiration Date	Exercise Price per Share	Number of Warrants	Fair Value
Public Warrants	Liability	August 12, 2026	$11.50	2,733	$273
PIPE Warrants	Liability	August 12, 2026	11.50	3,174	318
Total				5,907	$591

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

On March 31, 2023, the Company entered into an amended and restated warrant agreement with Continental Stock Transfer & Trust Company as warrant agent, or the PIPE Warrant Agreement. PIPE Warrants may be converted into Public Warrants on transfer pursuant to the terms of the PIPE Warrant Agreement. As of March 31, 2023, no PIPE Warrants were converted into Public Warrants.

Classification

The Public Warrants and PIPE Warrants are not considered indexed to the Company’s common stock as certain provisions of the warrant agreements could change the settlement amount of these warrants. As a result, they were classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other income (expense), net within the unaudited condensed consolidated statements of operations and comprehensive loss. See Note 3 for the discussion of warrant valuations.

Note 11. Stock-Based Compensation Plan

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options under the 2021 Plan generally vest over four years. As of March 31, 2023, there were 4.4 million shares of common stock available for issuance under the 2021 Plan.

The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of March 31, 2023, there were 1.0 million shares of common stock available for issuance under the ESPP. During the three months ended March 31, 2023, no shares were issued under the ESPP.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2022	3,896	$2.43	8.44
Granted	1,603	0.89
Forfeited	(366)	2.58
Expired	(1)	1.87
Outstanding – March 31, 2023	5,132	1.94	8.32	$11
Exercisable – March 31, 2023	1,728	1.95	6.49	2

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at March 31, 2023.

During the three months ended March 31, 2023 and 2022, the Company granted options with a weighted-average grant-date fair value of $0.66 per share and $2.39 per share, respectively.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.89	6.03
Expected volatility	85.82%	80.15%
Risk-free rate	3.93%	1.59%
Dividend yield	—	—

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity (shares in thousands):

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
RSAs, unvested at December 31, 2022	105	$9.74
Vested	(12)	9.68
RSAs, unvested at March 31, 2023	93	9.75

The fair value of restricted stock awards vested during the three months ended March 31, 2023 and 2022 was de minimis and $0.1 million, respectively.

Stock-Based Compensation

The total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$343	$333
General and administrative	786	583
Total stock-based compensation expense	$1,129	$916

As of March 31, 2023, there was approximately $8.9 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.0 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed on March 31, 2023.

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

Our strategy is to exploit the full potential of Wnt signaling by identifying disease states responsive to Wnt modulation, design tissue-selective therapeutics, and advance candidates into clinical development in targeted indications with high unmet need. Our unique approach and platform technologies have led to the discovery and advancement of three lead product candidates.

We initiated a Phase 1 clinical trial in the second quarter of 2022 for SZN-043, our candidate in development for severe alcoholic hepatitis, or AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. In multiple preclinical animal models of liver injury and fibrosis, SZN-043 has been shown to selectively activate Wnt signaling in the liver, stimulate transient hepatocyte proliferation, improve liver function and reduce fibrosis. Enrollment for the Phase 1a clinical trial in patients with a history of chronic liver disease and healthy volunteers is ongoing. We anticipate safety data by the end of 2023 which will allow us to initiate a Phase 1b clinical trial in 2024 in patients with alcoholic hepatitis with proof-of-concept data expected in the second half of 2024.

We initiated a Phase 1 clinical trial in the second quarter of 2022 for SZN-1326, our candidate in development for moderate to severe inflammatory bowel disease, or IBD, with ulcerative colitis as our first proposed indication. SZN-1326, a Fzd5 targeted bi-specific antibody, is the first development candidate designed using Surrozen’s SWAP technology and targets the Wnt-signaling pathway in the intestinal epithelium. In preclinical animal models of acute and chronic colitis, SZN-1326 has been shown to transiently activate Wnt signaling in the diseased intestine, stimulate intestinal epithelial regeneration, reduce inflammation and reduce disease activity.

In November 2022, we announced that we voluntarily paused enrollment in the single ascending dose, or SAD, portion of our Phase 1 clinical trial evaluating SZN-1326 in healthy volunteers. Following the evaluation of the clinical data and further preclinical work, we re-initiated the Phase 1a clinical trial in healthy volunteers in April 2023 and enrollment is ongoing. We anticipate additional safety data by the end of 2023 which will allow us to initiate a Phase 1b clinical trial in ulcerative colitis patients in 2024 and proof-of-concept data is expected in the second half of 2024.

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

The chart below represents a summary of our wholly owned product candidates:

In January 2023, we implemented a restructuring plan approved by the board of directors to prioritize and focus our resources on key clinical and discovery programs. The plan included a reduction of our overall workforce by approximately 25%. We completed the workforce reduction in the first quarter of 2023 and incurred one-time restructuring charges of approximately $1.2 million, including employee severance and benefits.

By leveraging our scientific capabilities and approach, we have identified multiple potential tissue types to explore. We are currently focused on developing potential therapeutics for ocular diseases such as dry eye and Fuchs’ endothelial dystrophy.

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

The chart below represents a summary of our wholly-owned research programs:

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. During the three months ended March 31, 2023 and 2022, we incurred net losses of $14.3 million and $7.9 million. As of March 31, 2023, we had an accumulated deficit of $193.0 million and cash, cash equivalents and marketable securities of $61.7 million.

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

Impact of Inflation

Inflation has increased and is expected to continue to increase for the near future. Inflation generally affects us by increasing our labor costs, research and clinical trial costs. While we do not believe that inflation has had a material effect on our financial condition and results of operations during the periods presented, it may result in increased costs in the foreseeable future and adversely affect our business and financial condition. In addition, inflation may cause us to experience greater uncertainty in general economic conditions and additional volatility in the market price of our common stock. If these conditions worsen or do not improve, our ability to raise capital and our shareholders’ ability to sell their shares will be adversely affected.

Intellectual Property and Licensing Arrangements

As of March 31, 2023, our patent portfolio consisted of over 20 pending patent application families, including 15 families that have entered national phase in the United States and/or other countries, five families with pending Patent Cooperation Treaty, or PCT, applications, three of which have also been filed in certain non-PCT countries (e.g., Taiwan), and four families with pending U.S. provisional applications. These patent applications are directed to, for example, the SWAP and SWEETS platforms, the parental constructs of our two lead product candidate molecules, SZN-043 and SZN-1326, the out-licensed SZN-413, as well as methods of treating disorders of the liver, intestine, retina, cornea, lacrimal gland, and kidney.

In October 2022, we executed the CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413, as described in Note 5 of the notes to the unaudited condensed consolidated financial statements of this Report. We and BI are conducting partnership research focused on SZN-413 during a one-year period, which BI has the right to extend by up to six months. We granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI and their derivatives. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. For five years after the effective date of the CLA, we are prohibited from preclinically and clinically developing or commercializing Fzd4 bi-specific antibodies for any diseases of the eye, and BI is prohibited from clinically developing or commercializing licensed products for any purpose other than diseases of the eye.

We also have entered into patent and research license arrangements with third-parties, as described in Note 6 of the notes to unaudited condensed consolidated financial statements of this Report. The license agreements require milestone payments upon the achievement of certain regulatory and developmental stages. In addition, we will be required to pay royalties on sales of certain licensed products. As of March 31, 2023, we have incurred nominal fees and milestone payments under our license agreements. Upon the achievement of further regulatory and developmental milestones and the sale of licensed products, we may incur significant fees and royalties under these licenses.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$8,086	$9,371	$(1,285)	-14%
General and administrative	5,299	5,122	177	3%
Restructuring	1,207	—	1,207	*
Total operating expenses	14,592	14,493	99	1%
Loss from operations	(14,592)	(14,493)	(99)	1%
Interest income	547	49	498	*
Other income (expense), net	(252)	6,497	(6,749)	-104%
Net loss	$(14,297)	$(7,947)	$(6,350)	80%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
SZN-043	$3,612	$3,026	$586	19%
SZN-1326	1,563	2,185	(622)	-28%
Discovery and preclinical stage programs	2,911	4,160	(1,249)	-30%
Total research and development expenses	$8,086	$9,371	$(1,285)	-14%

The increase of $0.6 million, or 19%, in SZN-043 program expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily related to the cancellation fee incurred as we cancelled certain studies with the contract manufacturing organization in February 2023. The decrease of $0.6 million, or 28%, in SZN-1326 program expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily due to the completion of manufacturing drug substance. The decrease of $1.2 million, or 30%, in discovery and preclinical stage program expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily due to the restructuring implemented in the first quarter of 2023 to prioritize our resources to support our key clinical and discovery programs.

General and Administrative Expenses

The increase of $0.2 million, or 3%, in general and administrative expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily attributable to an increase in personnel-related expenses due to our annual merit increase and options granted to our employees.

Restructuring

The increase of $1.2 million in restructuring charges for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is attributable to a workforce reduction implemented in the first quarter of 2023.

Interest Income

The increase of $0.5 million in interest income for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily due to an increase in interest rates and interest earned on our investments in money market funds and marketable securities.

Other Income (Expense), Net

The decrease of $6.7 million, or 104%, in other income (expense), net, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily attributable to the change in the fair value of warrant liabilities during the three months ended March 31, 2023.

Liquidity and Capital Resources

Since inception, we have only generated collaboration and license revenue in 2022 under the CLA with BI. We incurred significant net operating losses and negative cash flows from operations. Historically, we have financed our operations primarily through the sales of our equity securities and the payment received under our collaboration and license agreement. We anticipate that we will continue to incur net losses for the foreseeable future because of additional costs and expenses related to our research and development activities, including increased expenses from pipeline advancement and advancement of our product candidates into and through clinical developments and associated regulatory submissions, and increased general and administrative expenses as we scale our organization as a public company.

We entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park in February 2022, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million of shares of our common stock subject to terms of the purchase agreement. We also entered into a registration rights agreement with Lincoln Park pursuant to which we filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, the shares of common stock that have been or may be issued to Lincoln Park under the Equity Purchase Agreement. We subsequently filed a post-effective amendment to Form S-1 on Form S-3, which was declared effective by the SEC on April 5, 2023. To date we have not sold any shares of common stock under the purchase agreement.

We executed the CLA in October 2022 and received $10.5 million of the non-refundable upfront payment from BI in November 2022. The associated withholding tax of $2.0 million is expected to be refunded to us in 2023. In addition, we are eligible to receive success-based milestone payments up to $587.0 million plus mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization.

We entered into an at-the-market sales agreement with Guggenheim Securities, LLC in December 2022, under which we may issue and sell up to $23.0 million shares of our common stock. To date we have not sold any shares of common stock under the sales agreement.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $61.7 million and accumulated deficit of $193.0 million. We believe, based on our current operating plan, that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Report. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. Insufficient liquidity may require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

Funding Requirements

To date, we have only generated revenue from our partnership with BI in connection with the CLA. We have not generated and do not expect to generate any revenue from sales of our products unless and until we obtain regulatory approval and commercialize one of our product candidates, and we do not know when, or if, that will occur. We will continue to require substantial additional capital to develop our products candidates and fund operations for the foreseeable future. Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance our product candidates through clinical development and regulatory approval. In addition, we will continue to incur additional costs associated with operating as a public company.

We expect that our cash, cash equivalents and marketable securities, will provide the capital needed to fund our operations for at least the next 12 months from the date of this Report. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions as we do not expect sales of common stock to Lincoln Park or under the at-the-market sales agreement with Guggenheim and revenue derived from the CLA to be sufficient to provide all necessary financing until we are able to generate revenue on our own. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, it may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the scope, rate of progress, results and costs of researching and developing our lead product candidates or any future product candidates, conducting preclinical and clinical studies, in particular our current ongoing clinical studies of SZN-043 and SZN-1326;
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
•
the timing, receipt, and amount of sales from SZN-043, SZN-1326 and any other product candidates, if approved;
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
•
the effects of the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide.

In addition, any future financing through sales of equity securities, including sales of common stock to Lincoln Park and under the at-the-market sales agreement with Guggenheim, will cause our stockholders to experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others our rights to any of our current or future product candidates or discovery programs in certain territories or indications that we would prefer to develop and commercialize ourselves.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(14,170)	$(18,374)
Net cash provided by (used in) investing activities	17,328	(412)
Net cash used in financing activities	(39)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,119	$(18,786)

Cash Used in Operating Activities

Cash used in operating activities of $14.2 million for the three months ended March 31, 2023 was primarily due to the use of funds in our operations and the resulting net loss of $14.3 million and a net change of $1.8 million in our net operating assets and liabilities, offset by $1.9 million in non-cash charges. Cash used in operating activities of $18.4 million for the three months ended March 31, 2022 was primarily due to the use of funds in our operations and the resulting net loss of $7.9 million, a net change of $5.9 million in our net operating assets and liabilities and $4.6 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to the cash used in accounts payable, accrued liabilities and operating lease liabilities.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities of $17.3 million for the three months ended March 31, 2023 was primarily related to the $25.5 million of proceeds from maturities of marketable securities, offset by $7.9 million of cash used for the purchase of marketable securities and $0.3 million of cash used for the purchase of laboratory, office and computer equipment. Cash used in investing activities of $0.4 million for the three months ended March 31, 2022 was for the purchase of laboratory and computer equipment.

Cash Used in Financing Activities

Cash used in financing activities of $39,000 for the three months ended March 31, 2023 was related to the repurchase of early exercised options. There were no financing activities for the three months ended March 31, 2022.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2023 have not materially changed from what we presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Limitations on Effectiveness of Controls and Procedures

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make an investment decision with respect to our securities, you should carefully consider the risks and uncertainties described below. These risks should be considered along with all of the other information contained in this Report, including our consolidated financial statements and related notes, before deciding to invest in our securities. If any of the events or developments described in our risk factors were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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
•
Phase 1 clinical trials for SZN-043 in healthy volunteers and patients with a history of chronic liver disease and Phase 1 clinical trials for SZN-1326 in healthy volunteers are ongoing but treatment-related adverse events have been observed, and if these findings continue or worsen, we could require additional capital to complete our clinical trials and development efforts for SZN-043 and SZN-1326.
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

We expect our net losses to increase substantially as our lead product candidates, SZN-043 and SZN-1326, advance through clinical development. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, continuing clinical trials for SZN-043 and SZN-1326, successful development and testing of SZN-413 through our partnership with Boehringer Ingelheim International GmbH, or BI, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future alliances, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our current and potential future collaborators, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Phase 1 clinical trials for SZN-043 in healthy volunteers and patients with a history of chronic liver disease and Phase 1 clinical trials for SZN-1326 in healthy volunteers are ongoing but treatment-related adverse events have been observed, and if these findings continue or worsen, we could require additional capital to complete our clinical trials and development efforts for SZN-043 and SZN-1326.

Clinical trials for SZN-043 are ongoing, but Grade 1 and 2 treatment-related asymptomatic transaminase elevations were present in several subjects dosed with SZN-043. The transaminase elevations for these subjects resolved spontaneously, and no serious adverse events were observed during the study. We intend to further analyze available clinical data and modify clinical studies as necessary to understand and safely resolve these observations. If these observations continue or worsen, we may need to pause the trials to perform additional pre-clinical experiments, causing delays in our development plans and requiring additional capital to resume and complete our development efforts and clinical trials for SZN-043. Similarly, for SZN-1326, dosing of healthy volunteers in a Phase 1a clinical trial began in May 2022 and was voluntarily paused in the fourth quarter of 2022 to further understand the observed transaminase elevations. Enrollment has been re-initiated and is ongoing in the SZN-1326 Phase 1a clinical trial in healthy volunteers. If we are unable to safely continue the trials for SZN-043 and SZN-1326 and resolve these observations, development of SZN-043 and SZN-1326 may be substantially delayed or abandoned and adversely affect our financial condition and results of operations.

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

We may not be able to access the financial resources to continue development of, or to enter into any collaborations for, SZN-043, SZN-1326 or any potential future product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a product candidate, such as:

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
•
chemistry, manufacturing and control, or CMC, challenges associated with manufacturing and scaling up manufacturing of biologic product candidates to ensure consistent quality, stability, purity and potency among different batches used in clinical trials;
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

SZN-043, SZN-1326, SZN-413 and any other of our future product candidates that is tested in humans may not demonstrate the safety, purity and potency, or efficacy, necessary to become approvable or commercially viable.

We may ultimately discover that SZN-043, SZN-1326 and SZN-413 do not possess certain properties that we believe are beneficial for therapeutic effectiveness and safety. For example, although SZN-043 and SZN-1326 exhibited encouraging results in animal studies, they may not demonstrate the same properties in humans and may interact with human physiology in unforeseen, ineffective or harmful ways, as shown by the observations of asymptomatic transaminase elevations discussed above. As a result, we may never succeed in developing a marketable product based on any of our current or future product candidates. If SZN-043, SZN-1326, SZN-413 or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody-based discovery and development and materially and adversely affect our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to use and expand our Wnt therapeutics platform to build a pipeline of product candidates.

A key element of our strategy is to use and expand our Wnt therapeutics platform to discover and develop a portfolio of Wnt product candidates that can facilitate the repair and/or regeneration of damaged tissue for patients suffering from a variety of severe diseases. Although our research and development efforts to date have resulted in the discovery and development of SZN-043, SZN-1326, SZN-413 and other potential product candidates, our current product candidates may not be safe or effective therapeutics and we may not be able to develop any successful product candidates. Our platform is evolving and may not reach a state at which building a pipeline of product candidates is possible. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Observations of asymptomatic transaminase elevations in clinical trials of SZN-043 and SZN-1326 could also impair our ability to build and expand our Wnt platform if we are unable to successfully resolve those observations. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.

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
•
it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio;
•
an investigational medicine may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•
an approved product may not be accepted as safe and effective by trial patients, the medical community or third-party payors.

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

Even if regulatory approval is obtained for a product candidate, including SZN-043 and SZN-1326, we may not generate or sustain revenue from sales of approved products. Market acceptance of our current and potential future product candidates, if approved, will depend on, among other factors:

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

Undesirable side effects caused by SZN-043, SZN-1326, SZN-413 or any potential future product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is also possible that there will be side effects associated with the testing or use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, certain researchers have noted that therapeutics targeting the Wnt pathway may lead to tumor formation or proliferation as a result of the downstream impacts of Wnt signaling. To date, we have not observed any such tumor formation with SZN-043 or SZN-1326 in our preclinical toxicology studies and clinical trials, but there can be no guarantee that our current or future product candidates will not result in tumor formation. Any of these occurrences or failure to resolve the findings related to SZN-043 and SZN-1326 may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

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

The development of biopharmaceutical product candidates is capital-intensive. If SZN-043, SZN-1326 or potential future product candidates advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our Wnt therapeutics platform, SZN-043, SZN-1326 and other product candidates and we will require significant funds to continue to develop our platform, continue clinical trials for SZN-043 and SZN-1326 and to conduct further research and development, including preclinical studies and clinical trials.

To date, we have primarily financed our operations through the sale of equity securities. Until such time as we can generate sufficient revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions. In February 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of our common stock from time to time over a 36-month period, subject to certain conditions and limitations. We may not be able to receive any or all of the funds from Lincoln Park because of the limitations, restrictions, requirements, events of default and other provisions contained in the purchase agreement that could limit our ability to cause Lincoln Park to purchase our common stock. If our stock price decreases, we also may not be able to sell shares to Lincoln Park at all or in amounts sufficient to obtain necessary financing. In December 2022, we entered into an at-the-market sales agreement with Guggenheim Securities, LLC, or Guggenheim, in connection with a shelf registration statement on Form S-3 filed in December 2022, to issue and sell our common stock up to $23.0 million under the at-the-market offering. To date we have not sold any shares of common stock under the sales agreement. Given the volatility in the capital markets, we may not be willing or able to raise equity capital through such at-the-market offering. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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

Our future capital requirements and the period for which we expect existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development of SZN-043, SZN-1326, SZN-413 and other potential future product candidates;
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

The terms of any financing, including our potential financing through Lincoln Park and the at-the-market sales agreement with Guggenheim, may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common stock to decline. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our current and potential future product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we raise any additional capital through public or private equity or convertible debt offerings, including through any sales of common stock to Lincoln Park or under the at-the-market sales agreement with Guggenheim, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Because we have limited financial and managerial resources, we intend to focus our efforts on specific research and development programs, including clinical development of SZN-043, SZN-1326 and SZN-413. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial product candidates or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaborations, licensing or other royalty arrangements in cases in which we would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim, preliminary or topline data from our clinical studies. Interim, topline or preliminary data from clinical trials that we may disclose are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of us in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

We also may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we enter into may be on terms that are not optimal for us or our product candidates. These transactions would entail numerous operational and financial risks, including:

•
exposure to unknown liabilities;
•
disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies;
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

We rely on third-party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had it conducted them on its own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and contract manufacturing organizations, or CMOs, and may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, this would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies in our internal drug discovery programs as well as the commencement and completion of our ongoing and planned clinical trials. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or any future collaborators’ drug discovery and development programs, the amount of time, effort and resources committed by us and any future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that we or any current or future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, including the milestones in our agreement with BI, our business could be materially adversely affected and the price of common stock could decline.

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

We rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and supplies. We do not produce our product candidates in quantities sufficient for preclinical and clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of preclinical and future clinical development materials, including our source for the manufacture of SZN-043 and SZN-1326. Although our current contract manufacturer has multiple sites capable of producing our products (both drug substance and drug product), we cannot assure you that its preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply collaborators, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply collaborators, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and future clinical activities at commercially reasonable terms in the event that their services to us become interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply collaborators, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

Our third-party manufacturers may be unable to successfully scale manufacturing of SZN-043, SZN-1326 or potential future product candidates in sufficient quality and quantity, which would delay or prevent us from developing our current and future product candidates and, if approved, commercializing product candidates.

In order to conduct clinical trials for SZN-043 and SZN-1326 as well as any potential future product candidates or commercialize, we will need to manufacture large quantities of these product candidates. We may continue to and currently expect to use third parties for our manufacturing needs. Our manufacturing collaborators may be unable to successfully increase the manufacturing capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing collaborators are unable to successfully scale the manufacture of any current or potential future product candidate in sufficient quality and quantity, the development, testing, clinical trials and commercialization of that product candidate may be delayed or infeasible and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

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

If the market opportunities for our current and potential future product candidates, including SZN-043, SZN-1326 and SZN-413, are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of moderate to severe IBD, severe AH and retinal vascular associated diseases that SZN-043, SZN-1326 and SZN-413, respectively, may be able to treat are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may further be reduced if its estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from SZN-043, SZN-1326 or SZN-413.

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

The key competitive factors affecting the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the level of competition and the availability of coverage and adequate reimbursement from third-party payors. If any of our product candidates are approved and commercialized, it is likely that we will face increased competition as a result of other companies pursuing development of products to address similar diseases. For SZN-043, SZN-1326 and our earlier stage research programs, we face competition from approved therapies and potential competition from product candidates in development for the indications we are pursuing or may pursue.

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

Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Craig Parker, our President and Chief Executive Officer, Wen-Chen Yeh, our Chief Scientific Officer, and Charles Williams, our Chief Financial Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of the executive team, management team or other key employees or advisors could delay research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers are located outside of the United States and we have conducted, and anticipate conducting additional future, clinical trials, including our Phase 1 trials for SZN-043 and SZN-1326, outside of the United States. Furthermore, if we or any current or future collaborator succeed in developing any products, we anticipate marketing them in the European Union, or EU, and other jurisdictions in addition to the United States. If approved, we or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

As we conduct preclinical studies and clinical trials of SZN-043, SZN-1326, SZN-413 and other potential future product candidates, we are and will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of these product candidates. Product liability claims could delay or prevent completion of development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, manufacturing processes and facilities or marketing programs and potentially a recall of products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we or any current or future collaborators may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, our preclinical studies and future clinical trials may be affected by health epidemics. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to concerns among patients about participating in clinical trials during health epidemics. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may experience additional restrictions by their institutions, city or state, preclinical studies and future clinical trial operations could be adversely impacted.

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

Even if patents do successfully issue from our owned or in-licensed patent application, and even if such patents cover our current or any future technologies or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any current or future technologies or product candidates that it may develop. Likewise, if patent applications we own or have in-licensed with respect to our development programs and current or future technologies or product candidates fail to issue, if their breadth or strength is threatened, or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or product candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain or any loss of patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar or identical to SZN-043, SZN-1326, SZN-413 or any future product candidates.

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

We are party to an exclusive license agreement with Stanford University covering patents relevant to one or more product candidates, and may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. The license agreements with Stanford impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of the license agreements with Stanford, see Note 6,“License Agreements—Stanford License Agreements” of the Notes to the Unaudited Condensed Consolidated Financial Statements. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. License termination could result in our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. In certain circumstances, our licensed patent rights are subject to reimbursing licensors for their patent prosecution and maintenance costs. If our licensors and future licensors fail to prosecute, maintain, enforce and defend patents we may license, or lose rights to licensed patents or patent applications, our licensed rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or product candidates that is the subject of such licensed rights could be materially adversely affected.

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

Because the antibody landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing, misappropriating or violating third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering portions of antibodies that may be relevant for product candidates that we wish to develop. We are aware of third party patents and patent applications that claim aspects of our current or potential future product candidates and modifications that we may need to apply to our current or potential future product candidates. In particular, we are aware of granted patents that cover certain aspects of the SZN-1326 product candidate and pending patent applications that could result in patents that cover aspects of the SZN-043 product candidate. There are also many issued patents that claim antibodies or portions of antibodies that may be relevant to products we wish to develop. The holders of such patents and patent applications may be able to block or delay our ability to develop and commercialize the applicable product candidates, including SZN-043 and SZN-1326, unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all, or it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property.

Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies product candidates or elements thereof or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies, product candidates unless we successfully pursue litigation to narrow or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or product candidates. If such an infringement claim should successfully be brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or product candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

Third-party intellectual property right holders may also actively bring infringement, misappropriation, or other claims alleging violations of intellectual property rights against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our product candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our current or future technologies or product candidates that are held to be infringing, misappropriating or otherwise violating third-party intellectual property rights. We might, if possible, also be forced to redesign current or future technologies or product candidates so that we no longer infringe, misappropriate or violate the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, which could have a material adverse effect on its financial condition and results of operations.

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

Our product candidates SZN-043 and SZN-1326 have begun clinical development and their risk of failure is high. It is impossible to predict when or if our candidates or any potential future product candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety, purity, and potency, or efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, particularly in light of recent observations relating to clinical trials for SZN-043 and SZN-1326. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. We initiated first-in-human trials of SZN-043 and SZN-1326 in the third quarter of 2022. We have experienced (as described above), and may further experience, delays in initiating or completing our clinical studies. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, will enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

•
unfavorable findings or observations that cause us to pause or modify our clinical trials, as we have done to some degree with SZN-043 and SZN-1326;
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

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize SZN-043, SZN-1326, SZN-413 or potential future product candidates.

SZN-043, SZN-1326, SZN-413 and any potential future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our potential future collaborators to begin selling them.

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

We have conducted and may further conduct clinical trials for our product candidates outside the United States. For example, we have conducted Phase 1 trials of SZN-043 and SZN-1326 in New Zealand and Australia, respectively. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless (i) those data are applicable to the U.S. population and U.S. medical practice; (ii) the studies were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comments on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Any regulatory approvals that we or our current or potential future collaborators obtain for SZN-043, SZN-1326, SZN-413 or any potential future product candidate may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such product candidate. In addition, if the FDA or any other regulatory authority approves SZN-043, SZN-1326, SZN-413 or any of our future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

There have been legal and political challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional future challenges or the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1,

2013 and will remain in effect through 2032, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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
•
the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act” under the Affordable Care Act, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS, information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members; and
•
analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our stock price is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the Report titled “Risk Factors” and the following:

•
our ability, or the ability of our business partners, to advance SZN-043, SZN-1326, SZN-413 or potential future product candidates into the clinic;
•
results of preclinical studies for SZN-043, SZN-1326, SZN-413 or potential future product candidates, or those of our competitors or current and potential future collaborators;
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

We currently expect to use our current cash to fund the development of SZN-043 and SZN-1326 through the continuation of first in human trials and to fund our other ongoing research and discovery programs, as well as for working capital and other general corporate purposes. We may also use a portion of our cash to in-license, acquire or invest in complementary businesses, technologies, products or assets. However, other than our CLA with BI, we have no current commitments or obligations to do so. Therefore, our management will have flexibility in allocating our cash. Accordingly, you will be relying on the judgment of our management with regard to the allocation of our cash, and you will not have the opportunity, as part of your investment decision, to assess whether the cash is being allocated appropriately. It is possible that the cash will be invested in a way that does not yield a favorable, or any, return for our company.

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

In addition, outstanding options and common stock purchase warrants may be exercised, resulting in the issuance of additional shares of common stock. Any such issuance would result in dilution to our stockholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of our common stock. Additionally, on January 1 of each year continuing through and including January 1, 2031, the number of shares of our common stock reserved for issuance under our 2021 Plan and the 2021 Employee Stock Purchase Plan, or ESPP, will automatically increase by 5% and 1%, respectively, of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

As of March 31, 2023, our officers and directors control 35.4 percent of our common stock, of which The Column Group (managed by one of our directors, Tim Kutzkey) controls 31.1 percent of our common stock. Acting together, they could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of common stock to drop significantly, even if our business is doing well.

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

In addition, we may redeem Public Warrants after they become exercisable for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Public Warrants are “out-of-the-money,” in which case, holders of Public Warrants would lose any potential embedded value from a subsequent increase in the value of our common stock had the Public Warrants remained outstanding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of our securities during the three months ended March 31, 2023, were previously disclosed in a Current Report on Form 8-K.

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

4.6

Amended and Restated Warrant Agreement, dated as of March 31, 2023, by and between Surrozen, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K (File No. 001-39635), filed with the SEC on March 31, 2023).

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K (File No. 001-39635), filed with the SEC on March 31, 2023).
10.1††

Collaboration and License Agreement, dated as of September 30, 2022, by and between Boehringer Ingelheim International GmbH and Surrozen Operating, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-39635), filed with the SEC on November 14, 2022).

10.2*††	Side Agreement No. 2, relating to the exclusive agreement between Surrozen Operating, Inc. and the Board of Trustees of the Leland Stanford Junior University, dated March 23, 2016, as amended.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURROZEN, INC.

Date: May 10, 2023	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)