Form 10-Q
period 2023-06-30
Surrozen, Inc./DE
filed 2023-08-09
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 30,575,450 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,496	$24,690
Accounts receivable	1,978	1,978
Short-term marketable securities	16,899	51,148
Prepaid expenses and other current assets	2,206	3,489
Total current assets	57,579	81,305

Property and equipment, net	2,966	3,630
Operating lease right-of-use assets	2,655	3,268
Restricted cash	405	405
Other assets	394	827
Total assets	$63,999	$89,435

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$186	$658
Accrued and other liabilities	3,901	6,848
Lease liabilities, current portion	2,364	2,226
Total current liabilities	6,451	9,732

Lease liabilities, noncurrent portion	2,164	3,376
Warrant liabilities	326	326
Total liabilities	8,941	13,434

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of June 30, 2023 and December 31, 2022; 30,571 and 30,088 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in-capital	257,387	254,892
Accumulated other comprehensive income (loss)	5	(241)
Accumulated deficit	(202,337)	(178,653)
Total stockholders’ equity	55,058	76,001
Total liabilities and stockholders’ equity	$63,999	$89,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,937	$9,581	$15,023	$18,952
General and administrative	3,338	4,491	8,637	9,613
Restructuring	—	—	1,207	—
Total operating expenses	10,275	14,072	24,867	28,565
Loss from operations	(10,275)	(14,072)	(24,867)	(28,565)
Interest income	623	60	1,170	109
Other income (expense), net	265	87	13	6,584
Net loss	(9,387)	(13,925)	(23,684)	(21,872)
Unrealized gain (loss) on marketable securities, net of tax	55	(47)	246	(357)
Comprehensive loss	$(9,332)	$(13,972)	$(23,438)	$(22,229)

Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.40)	$(0.79)	$(0.63)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,073	34,945	30,022	34,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2022	30,088	$3	$254,892	$(241)	$(178,653)	$76,001
Repurchase of early exercised stock options	(9)	—	—	—	—	—
Vesting of early exercised stock options	—	—	13	—	—	13
Stock-based compensation expense	—	—	1,129	—	—	1,129
Other comprehensive income	—	—	—	191	—	191
Net loss	—	—	—	—	(14,297)	(14,297)
Balance at March 31, 2023	30,079	3	256,034	(50)	(192,950)	63,037
Issuance of common stock under employee stock purchase plan	492	—	187	—	—	187
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation expense	—	—	1,158	—	—	1,158
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(9,387)	(9,387)
Balance at June 30, 2023	30,571	$3	$257,387	$5	$(202,337)	$55,058

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	35,034	$4	$252,464	$(119)	$(142,649)	$109,700
Issuance of common stock under Equity Purchase Agreement	100	—	273	—	—	273
Repurchase of early exercised stock options	(8)	—	—	—	—	—
Vesting of early exercised stock options	—	—	30	—	—	30
Stock-based compensation expense	—	—	916	—	—	916
Other comprehensive loss	—	—	—	(310)	—	(310)
Net loss	—	—	—	—	(7,947)	(7,947)
Balance at March 31, 2022	35,126	4	253,683	(429)	(150,596)	102,662
Repurchase of early exercised stock options	(2)	—	—	—	—	—
Vesting of early exercised stock options	—	—	27	—	—	27
Stock-based compensation expense	—	—	979	—	—	979
Other comprehensive loss	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(13,925)	(13,925)
Balance at June 30, 2022	35,124	$4	$254,689	$(476)	$(164,521)	$89,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(23,684)	$(21,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	977	1,007
Stock-based compensation	2,287	1,895
Non-cash operating lease expense	613	745
Amortization of (discount) premium on marketable securities, net	(480)	235
Change in fair value of warrant liabilities	—	(6,919)
Other expense related to the commitment shares issued to Lincoln Park	—	273
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,696	1,309
Other assets	20	(418)
Accounts payable	(472)	(2,278)
Accrued and other liabilities	(2,802)	(2,590)
Operating lease liabilities	(1,074)	(1,174)
Net cash used in operating activities	(22,919)	(29,787)

Investing activities:
Purchases of property and equipment	(398)	(435)
Purchases of marketable securities	(18,690)	—
Proceeds from maturities of marketable securities	53,665	14,000
Net cash provided by investing activities	34,577	13,565

Financing activities:
Proceeds from issuance of common stock upon employee stock plan purchases	187	—
Repurchase of early exercised stock options	(39)	(3)
Net cash provided by (used in) financing activities	148	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,806	(16,225)
Cash, cash equivalents and restricted cash at beginning of period	25,095	33,496
Cash, cash equivalents and restricted cash at end of period	$36,901	$17,271
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercises of stock options	$21	$57

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	June 30,
	2023	2022
Cash and cash equivalents	$36,496	$16,866
Restricted cash	405	405
Cash, cash equivalents and restricted cash	$36,901	$17,271

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

Liquidity

The Company has incurred net losses since inception. For the three and six months ended June 30, 2023, the Company incurred a net loss of $9.4 million and $23.7 million , respectively. For the three and six months ended June 30, 2022, the Company incurred a net loss of $13.9 million and $21.9 million, respectively. For the six months ended June 30, 2023 and 2022, the Company used $22.9 million and $29.8 million of cash in operations, respectively. As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $53.4 million and an accumulated deficit of approximately $202.3 million. The Company expects operating expenses to continue to be significant in connection with its ongoing clinical studies and anticipates the need to raise additional capital to continue to execute its long-range business plan.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or future year.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include but are not limited to certain accrued expenses for research and development activities and stock-based compensation expense. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

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

Marketable Securities

The Company invests its excess cash in U.S. government bonds, commercial paper and debt securities. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company does not buy or hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

Short-term marketable securities have maturities less than or equal to one year as of the balance sheet date. These marketable securities are carried at estimated fair value with unrealized holding gains or losses included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss when earned.

The Company periodically evaluates its available-for-sale marketable securities for impairment. When the fair value of a marketable security is below its amortized cost basis, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost basis over the fair value of the security. An allowance for credit losses for the excess of amortized cost basis over the expected cash flows, if any, is recorded in other income (expense), net on the unaudited condensed consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Warrant Liabilities

The Company's warrants are classified as liabilities. At the end of each reporting period, any changes in fair value during the period are recognized in other income (expense), net within the unaudited condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liabilities for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

Revenue Recognition

The Company records accounts receivable for amounts billed to the customer for which the Company has an unconditional right to consideration. The Company assesses accounts receivable for impairment and, to date, no impairment losses have been recorded.

The Company executed a Collaboration and Licensing Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, in October 2022 to which the Company licensed certain rights to its intellectual property that is determined within the scope of ASC 606. The terms of the CLA include payment to the Company of a non-refundable upfront payment, development, regulatory and commercial milestone payments and royalties on net sales of licensed products.

The Company determined that the Company's intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be the non-refundable upfront payment. Variable consideration related to future milestones was fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. The Company will recognize sales-based royalties as revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties that have been allocated have been satisfied (or partially satisfied).

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

	June 30,
	2023	2022
Options outstanding	4,998	3,503
Unvested restricted stock	81	130
Unvested common stock subject to repurchase	6	38
Warrants to purchase common stock	5,907	7,219
Total	10,992	10,890

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$25,134	$—	$—	$25,134
Commercial paper (2)	—	3,971	—	3,971
Government bonds	—	11,938	—	11,938
Government agency debt securities	—	1,986	—	1,986
Total financial assets measured at fair value	$25,134	$17,895	$—	$43,029

Liabilities(3):
Public Warrants	$2,733	$—	$—	$2,733
PIPE Warrants	—	3,174	—	3,174
Total financial liabilities measured at fair value	$2,733	$3,174	$—	$5,907

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$9,194	$—	$—	$9,194
Commercial paper	—	22,549	—	22,549
Corporate bonds	—	10,797	—	10,797
Government bonds	—	17,802	—	17,802
Government agency debt securities(1)	—	3,982	—	3,982
Total financial assets measured at fair value	$9,194	$55,130	$—	$64,324

Liabilities(3):
Public Warrants	$151	$—	$—	$151
PIPE Warrants	—	175	—	175
Total financial liabilities measured at fair value	$151	$175	$—	$326

(1)
Included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)
Consists of $1.0 million in cash and cash equivalents and $3.0 million in short-term marketable securities.
(3)
See Note 10.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the six months ended June 30, 2023.

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

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$2,975	$—	$—	$2,975
Government bonds	11,934	4	—	11,938
Government agency debt securities	1,985	1	—	1,986
Total short-term marketable securities	$16,894	$5	$—	$16,899

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,549	$—	$—	$22,549
Corporate bonds	10,817	1	(21)	10,797
Government bonds	18,023	—	(221)	17,802
Total short-term marketable securities	$51,389	$1	$(242)	$51,148

The following table indicates the length of the time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	As of June 30, 2023			As of December 31, 2022
		Less Than 12 Months			Less Than 12 Months
	Number of Investments	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses
Corporate bonds	—	$—	$—	4	$9,719	$21
Government bonds	—	—	—	3	17,802	221
Total	—	$—	$—	7	$27,521	$242

As of June 30, 2023 and December 31, 2022, all short-term marketable securities had maturities of one year or less. There have been no significant realized gains or losses on the marketable securities during the three and six months ended June 30, 2023 and 2022. The Company periodically reviews the available-for-sale investments for credit losses. All investments with unrealized losses have been in a loss position for less than 12 months. The Company determined that the unrealized loss was primarily attributed to changes in current market interest rates and not to credit quality. The Company does not intend to sell the marketable securities that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the marketable securities before the recovery of the amortized cost basis, which may be at maturity. As a result, the Company did not recognize any allowance for credit losses as of June 30, 2023.

Note 4. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued payroll and related expenses	$2,456	$3,964
Accrued research and development expenses	944	1,665
Accrued professional service fees	289	638
Liability for early exercised stock options	29	89
Other	183	492
Accrued and other liabilities	$3,901	$6,848

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

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company's intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be $12.5 million, which is the non-refundable upfront payment. Variable consideration related to future milestones was fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate to. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company recognized the non-refundable upfront payment of $12.5 million as collaboration and license revenue at a point in time upon delivery of the license in the fourth quarter of 2022. The associated withholding tax of $2.0 million to be refunded was recognized as accounts receivable on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

For the three and six months ended June 30, 2023 and 2022, the Company incurred de minimis research and development expenses under the Stanford agreements. No milestones have been achieved as of June 30, 2023.

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

For the three and six months ended June 30, 2023 and 2022, the Company incurred de minimis research and development expenses under the UCSF Agreements and the commercial license agreement. No milestones have been achieved as of June 30, 2023.

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

For the three and six months ended June 30, 2023, the Company incurred $0.1 million research and development expenses under the Distributed Bio Agreement, respectively. For the three and six months ended June 30, 2022, the Company incurred $0.1 million research and development expenses under the Distributed Bio Agreement as the Company achieved a milestone with regard to the initiation of the Phase 1 clinical trial for SZN-1326 in May 2022.

Note 7. Restructuring

In January 2023, the Company implemented a restructuring plan approved by the board of directors to prioritize and focus its resources on key clinical and discovery programs. The plan included a reduction of the Company’s overall workforce by approximately 25% in the first quarter of 2023. In connection with the workforce reduction, the Company incurred one-time restructuring charges, including employee severance and other termination benefits, of approximately $1.2 million in the first quarter of 2023.

The outstanding restructuring liabilities are included in accrued and other liabilities on the condensed consolidated balance sheet. The following table summarizes activity during the six months ended June 30, 2023 (in thousands):

Employee Severance and Other Benefits
Balance, December 31, 2022	$—
Restructuring charges	1,207
Cash payments	(726)
Balance, March 31, 2023	481
Cash payments	(457)
Balance, June 30, 2023	$24

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

The operating lease expense for the three and six months ended June 30, 2023 and 2022 was $0.4 million, $0.8 million, $0.5 million and $1.0 million, respectively.

Aggregate future minimum rental payments under the operating leases as of June 30, 2023, were as follows (in thousands):

Remaining six months ending December 31, 2023	$1,311
Year ending December 31, 2024	2,670
Year ending December 31, 2025	891
Total lease payments	4,872
Less: Imputed interest	(344)
Operating lease liabilities	$4,528

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

As of June 30, 2023, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

At-the-Market Sales Agreement

In December 2022, the Company entered into a sales agreement with Guggenheim Securities, LLC to issue and sell up to $23.0 million shares of the Company’s common stock, or the 2022 ATM. The compensation payable to Guggenheim is equal to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of June 30, 2023, the Company has not sold any shares of common stock under the 2022 ATM.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding as of June 30, 2023 and December 31, 2022 (in thousands, except exercise price per warrant):

Type	Classification	Expiration Date	Exercise Price	June 30, 2023	December 31, 2022
Public Warrants	Liability	August 12, 2026	$11.50	2,733	2,733
PIPE Warrants	Liability	August 12, 2026	11.50	3,174	3,174
Total				5,907	5,907

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

PIPE Warrants

Each whole PIPE Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing on November 23, 2021 and terminating on August 12, 2026. At June 30, 2023, the PIPE Warrants are the same in all respects as the Public Warrants.

On March 31, 2023, the Company entered into an amended and restated warrant agreement with Continental Stock Transfer & Trust Company as warrant agent, or the PIPE Warrant Agreement. PIPE Warrants may be converted into Public Warrants on transfer pursuant to the terms of the PIPE Warrant Agreement. As of June 30, 2023, no PIPE Warrants were converted into Public Warrants.

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

Note 11. Stock-Based Compensation Plan

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options under the 2021 Plan generally vest over four years. As of June 30, 2023, there were 4.4 million shares of common stock available for issuance under the 2021 Plan.

The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of June 30, 2023, there were 0.5 million shares of common stock available for issuance under the ESPP. During the six months ended June 30, 2023, 0.5 million shares were issued under the ESPP.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2022	3,896	$2.43	8.44
Granted	1,804	0.86
Forfeited	(455)	2.64
Expired	(247)	2.06
Outstanding – June 30, 2023	4,998	1.86	8.46	$—
Exercisable – June 30, 2023	1,966	1.98	7.49	—

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at June 30, 2023.

During the six months ended June 30, 2023 and 2022, the Company granted options with a weighted-average grant-date fair value of $0.63 per share and $2.34 per share, respectively.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.56	5.66	5.85	5.99
Expected volatility	86.16%	82.97%	85.86%	80.46%
Risk-free rate	3.62%	2.96%	3.89%	1.74%
Dividend yield	—	—	—	—

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSAs, unvested at December 31, 2022	105	$9.74
Vested	(24)	9.68
RSAs, unvested at June 30, 2023	81	9.76

The fair value of restricted stock awards vested during the six months ended June 30, 2023 and 2022 was de minimis and $0.1 million, respectively.

Stock-Based Compensation

The total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$324	$354	$667	$687
General and administrative	834	625	1,620	1,208
Total stock-based compensation expense	$1,158	$979	$2,287	$1,895

As of June 30, 2023, there was approximately $7.6 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.16 years.

Note 12. Subsequent Events

In July 2023, the Company adopted and executed a restructuring plan approved by the board of directors to reduce its overall workforce by approximately 38%. The Company believes that the restructuring plan will enable the Company to better align its workforce with the business needs and focus more of its capital resources on its clinical stage programs. The Company expects to substantially complete the workforce reduction by the end of the third quarter of 2023 and estimates to incur one-time restructuring charges of approximately $1.6 million, including employee severance and other termination benefits.

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

SZN-043 is our candidate in development for severe alcoholic hepatitis, or AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. In multiple preclinical animal models of liver injury and fibrosis, SZN-043 has been shown to selectively activate Wnt signaling in the liver, stimulate transient hepatocyte proliferation, improve liver function and reduce fibrosis. Enrollment for the Phase 1a clinical trial in patients with chronic liver disease and healthy volunteers is ongoing. We anticipate safety data by the end of 2023 which may allow us to initiate a Phase 1b clinical trial in 2024 in patients with alcoholic hepatitis with proof-of-concept data which could then be expected in the second half of 2024.

SZN-1326 is our candidate in development for moderate to severe inflammatory bowel disease, or IBD, with ulcerative colitis as the first proposed indication. SZN-1326, a Fzd5 targeted bi-specific antibody, is the first development candidate designed using Surrozen’s SWAP technology and targets the Wnt-signaling pathway in the intestinal epithelium. In preclinical animal models of acute and chronic colitis, SZN-1326 has been shown to transiently activate Wnt signaling in the diseased intestine, stimulate intestinal epithelial regeneration, reduce inflammation and reduce disease activity. Enrollment for the SZN-1326 Phase 1a clinical trial in healthy volunteers is ongoing. We anticipate additional safety data by the end of 2023 which may allow us to initiate a Phase 1b clinical trial in patients with ulcerative colitis in 2024 and proof-of-concept data could then be expected in the second half of 2024.

In the first quarter of 2022, we nominated SZN-413, a Fzd4 targeted bi-specific antibody, as a development candidate for the treatment of retinal vascular associated diseases. Fzd4 mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function. Data generated in preclinical models of retinopathy demonstrated SZN-413 stimulated Wnt signaling and was able to induce normal retinal vessel regrowth while suppressing pathological vessel growth. In October 2022, we executed a Collaboration and Licensing Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. We anticipate the potential to nominate the lead Fzd-4 targeted Wnt agonist development candidate in 2024, which would trigger a $10.0 million milestone payment to us.

The chart below represents a summary of our wholly owned product candidates:

By leveraging our in house capabilities and scientific approach, we have identified multiple potential tissue types to explore. Our research efforts are currently focused on applications in the eye and lung.

In January 2023, we implemented a restructuring plan approved by the board of directors to prioritize and focus our resources on key clinical and discovery programs. The plan included a reduction of our overall workforce by approximately 25%. We completed the workforce reduction in the first quarter of 2023 and incurred one-time restructuring charges of approximately $1.2 million, including employee severance and other termination benefits.

In July 2023, we adopted and executed another restructuring plan approved by the board of directors to further reduce our overall workforce by approximately 38%. In connection with this restructuring plan, Wen-Chen Yeh ceased serving as our Chief Scientific Officer and joined our Scientific Advisory Board effective as of July 31, 2023. We believe that the restructuring plan will enable us to better align our workforce with our business needs and focus more of our capital resources on our clinical stage programs. We expect to substantially complete the workforce reduction by the end of the third quarter of 2023 and estimate to incur one-time restructuring charges of approximately $1.6 million, including employee severance and other termination benefits.

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. During the three and six months ended June 30, 2023, we incurred a net loss of $9.4 million and $23.7 million, respectively. During the three and six months ended June 30, 2022, we incurred a net loss of $13.9 million and $21.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of $202.3 million and cash, cash equivalents and marketable securities of $53.4 million.

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

Intellectual Property and Licensing Arrangements

As of June 30, 2023, our patent portfolio consisted of over 20 pending patent application families, including 16 families that have entered national phase in the United States and/or other countries, four families with pending Patent Cooperation Treaty, or PCT, applications, two of which have also been filed in certain non-PCT countries (e.g., Taiwan), and six families with pending U.S. provisional applications. These patent applications are directed to, for example, the SWAP and SWEETS platforms, the parental constructs of our two lead product candidate molecules, SZN-043 and SZN-1326, the out-licensed SZN-413, as well as methods of treating disorders of the liver, intestine, retina, cornea, lacrimal gland, lung and kidney.

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

We also have entered into patent and research license arrangements with third-parties, as described in Note 6 of the notes to unaudited condensed consolidated financial statements of this Report. The license agreements require milestone payments upon the achievement of certain regulatory and developmental stages. In addition, we will be required to pay royalties on sales of certain licensed products. As of June 30, 2023, we have incurred nominal fees and milestone payments under our license agreements. Upon the achievement of further regulatory and developmental milestones and the sale of licensed products, we may incur significant fees and royalties under these licenses.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$6,937	$9,581	$(2,644)	-28%
General and administrative	3,338	4,491	(1,153)	-26%
Total operating expenses	10,275	14,072	(3,797)	-27%
Loss from operations	(10,275)	(14,072)	3,797	-27%
Interest income	623	60	563	*
Other income (expense), net	265	87	178	*
Net loss	$(9,387)	$(13,925)	$4,538	-33%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
SZN-043	$2,198	$2,839	$(641)	-23%
SZN-1326	1,671	2,921	(1,250)	-43%
Discovery and preclinical stage programs	3,068	3,821	(753)	-20%
Total research and development expenses	$6,937	$9,581	$(2,644)	-28%

The decrease of $0.6 million, or 23%, in SZN-043 program expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is primarily due to the workforce reduction effective in the first quarter of 2023 and a decrease in the milestone payments associated with the initiation of the Phase 1 clinical trial in the second quarter of 2022. The decrease of $1.3 million, or 43%, in SZN-1326 program expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is primarily due to the completion of manufacturing drug substance and the workforce reduction effective in the first quarter of 2023. The decrease of $0.8 million, or 20%, in discovery and preclinical stage program expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is primarily due to the restructuring implemented in the first quarter of 2023 to prioritize our resources to support our key clinical and discovery programs.

General and Administrative Expenses

The decrease of $1.2 million, or 26%, in general and administrative expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is primarily attributable to the employee retention tax credits received in the second quarter of 2023.

Interest Income

The increase of $0.6 million in interest income for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is primarily due to an increase in market interest rates on money market funds and marketable securities.

Other Income (Expense), Net

The increase of $0.2 million in other income (expense), net for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is primarily attributable to a decrease in expense related to the commitment shares issued to Lincoln Park in 2022.

Results of Operations

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes results of operations for the periods presented (in thousands):

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$15,023	$18,952	$(3,929)	-21%
General and administrative	8,637	9,613	(976)	-10%
Restructuring	1,207	—	1,207	*
Total operating expenses	24,867	28,565	(3,698)	-13%
Loss from operations	(24,867)	(28,565)	3,698	-13%
Interest income	1,170	109	1,061	*
Other income (expense), net	13	6,584	(6,571)	-100%
Net loss	$(23,684)	$(21,872)	$(1,812)	8%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
SZN-043	$5,810	$5,865	$(55)	-1%
SZN-1326	3,234	5,106	(1,872)	-37%
Discovery and preclinical stage programs	5,979	7,981	(2,002)	-25%
Total research and development expenses	$15,023	$18,952	$(3,929)	-21%

Total SZN-043 program expense for the six months ended June 30, 2023, is similar to the total program expense for the six months ended June 30, 2022. The decrease of $1.9 million, or 37%, in SZN-1326 program expenses for the three and six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily due to the completion of manufacturing drug substance and the workforce reduction effective in the first quarter of 2023. The decrease of $2.0 million, or 25%, in discovery and preclinical stage program expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily due to the restructuring implemented in the first quarter of 2023 to prioritize our resources to support our key clinical and discovery programs.

General and Administrative Expenses

The decrease of $1.0 million, or 10%, in general and administrative expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily attributable to employee retention credits of $1.3 million received in 2023, offset by the increase of $0.4 million in option expenses as a result of the annual options granted to our employees in the first quarter of 2023.

Restructuring

The increase of $1.2 million in restructuring charges for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is attributable to a workforce reduction implemented in the first quarter of 2023.

Interest Income

The increase of $1.1 million in interest income for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily due to an increase in market interest rates on money market funds and marketable securities.

Other Income (Expense), Net

The decrease of $6.6 million, or 100%, in other income (expense), net, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily attributable to a decrease of $6.9 million in the fair value of warrant liabilities, offset by the decrease of $0.3 million in expense related to the commitment shares issued to Lincoln Park in 2022.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $53.4 million and accumulated deficit of $202.3 million. We believe, based on our current operating plan, that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Report. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. Insufficient liquidity may require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(22,919)	$(29,787)
Net cash provided by investing activities	34,577	13,565
Net cash provided by (used in) financing activities	148	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,806	$(16,225)

Cash Used in Operating Activities

Cash used in operating activities of $22.9 million for the six months ended June 30, 2023 was primarily due to the use of funds in our operations and the resulting net loss of $23.7 million and a net change of $2.6 million in our net operating assets and liabilities, offset by $3.4 million in non-cash charges. Cash used in operating activities of $29.8 million for the six months ended June 30, 2022 was primarily due to the use of funds in our operations and the resulting net loss of $21.9 million, a net change of $5.2 million in our net operating assets and liabilities and $2.7 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to the cash used in prepaid expenses, accounts payable, and accrued liabilities. The non-cash charges primarily relate to changes in fair value of warrant liabilities, stock-based compensation and depreciation and amortization.

Cash Provided by Investing Activities

Cash provided by investing activities of $34.6 million for the six months ended June 30, 2023 was primarily related to the $53.7 million of proceeds from maturities of marketable securities, offset by $18.7 million of cash used for the purchase of marketable securities and $0.4 million of cash used for the purchase of laboratory, office and computer equipment and software. Cash provided by investing activities of $13.6 million for the six months ended June 30, 2022 was primarily related to the $14.0 million of proceeds from maturities of marketable securities, offset by $0.4 million of cash used for the purchase of laboratory and computer equipment.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities of $0.1 million for the six months ended June 30, 2023 was primarily related to the $0.2 million of proceeds from the issuance of common stock upon employee stock plan purchases, offset by $39,000 of cash used in the repurchase of early exercised options. Cash used in financing activities of $3,000 for the six months ended June 30, 2022 was related to the repurchase of early exercised options.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2023 have not materially changed from what we presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•
Phase 1 clinical trials for SZN-043 in healthy volunteers and patients with chronic liver disease and Phase 1 clinical trials for SZN-1326 in healthy volunteers are ongoing but treatment-related adverse events have been observed, and if these findings continue or worsen, we could require additional capital to complete our clinical trials and development efforts for SZN-043 and SZN-1326.
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

Phase 1 clinical trials for SZN-043 in healthy volunteers and patients with chronic liver disease and Phase 1 clinical trials for SZN-1326 in healthy volunteers are ongoing but treatment-related adverse events have been observed, and if these findings continue or worsen, we could require additional capital to complete our clinical trials and development efforts for SZN-043 and SZN-1326.

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

From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies in our internal drug discovery programs as well as the commencement and completion of our ongoing and planned clinical trials. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or any future collaborators’ drug discovery and development programs, the amount of time, effort and resources committed by us and any future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that we or any current or future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, including the milestones in our agreement with BI, such as the $10.0 million milestone payment regarding SZN-413, our business could be materially adversely affected and the price of common stock could decline.

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
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•
factors we cannot control that may limit patients, principal investigators or staff or clinical site available, including restrictions related to the conflict between Russia and Ukraine.

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
•
the impact of, and delays related to, health epidemics;

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
•
loss of the cooperation of potential future collaborators;
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

Our current operations are located in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemics, including any potential effects from power shortage, telecommunication failures, cyberattacks or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of its business operations. Natural disasters or pandemics could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure its investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Craig Parker, our President and Chief Executive Officer, and Charles Williams, our Chief Financial Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of the executive team, management team or other key employees or advisors could delay research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

From time to time, we may implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. In January 2023, we completed certain restructuring actions, or the January Restructuring Plan, designed to reduce operating costs and continue advancing our ongoing commitment to profitable growth, including an initial reduction of the overall workforce by approximately 25%. In July 2023, we commenced another restructuring plan, or the July Restructuring Plan, to reduce our overall workforce by a total of approximately 38%. We believe that the July Restructuring Plan will enable us to better align our workforce with our business needs and focus our capital resources on clinical trials of our product candidates. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results.

Although we believe that our organizational efforts will further reduce our operating costs, we cannot guarantee that the restructuring plans will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. As a result of these actions, we will incur additional charges in the near term, including those related to employee transition, severance payments, and employee benefits. Additional risks associated with the continuing impact of our organizational charges include employee attrition beyond our intended reduction-in-force and adverse effects on employee morale (which may also be further exacerbated by actual or perceived declining value of equity awards), diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays in the development of our product candidates due to the loss of qualified employees. If we do not realize the expected benefits of our restructuring efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

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
•
natural disasters, political and economic instability, wars (including the conflict between Russia and Ukraine), terrorism, political unrest, outbreak of disease, boycotts, trade wars and other significant events;
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

We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information, health information and other information to host or otherwise process some data and that of users, develop our products, to operate our business, for clinical trial purposes, for legal and marketing purposes, and for other business-related purposes. Our internal computer systems and data processing and those of our third-party vendors, consultants, collaborators, contractors or partners, including existing and future CROs may be vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, theft or destruction of intellectual property or other confidential or proprietary information, business interruption or other significant security incidents. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), phishing and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). These risks may increase as a result of an increase in personnel working remotely.

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

We own or in-license patents and patent applications relating to our discovery platform and product candidates. There is no guarantee that any patents covering our discovery platform or product candidates will issue from the patent applications we own or in-licenses, or, if they do, that the issued claims will provide adequate protection for our discovery platform or product candidates, or any meaningful competitive advantage.

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

A third party that files a patent application in the USPTO after March 16, 2013, but before we could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. The Leahy-Smith Act also allows third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to challenge the validity of a patent by the USPTO administered post grant proceedings, including derivation, reexamination, inter partes review, post-grant review and interference proceedings. The USPTO developed additional regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and, in particular, the first-to-file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our issued, owned or in-licensed patents, all of which could have a material adverse impact on our business prospects and financial condition.

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

We or our licensors may find it necessary to pursue claims or to initiate lawsuits to protect or enforce our owned or in-licensed patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to our owned or in-licensed patent or other intellectual property rights, even if resolved in our favor, could be substantial, and any litigation or other proceeding would divert our management’s attention. Such litigation or proceedings could materially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Some of our competitors may be able to more effectively sustain the costs of complex patent litigation because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and materially limit our ability to continue our operations. Furthermore, because of the substantial amount of discovery required in connection with certain such proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, such announcements could have a material adverse effect on the price of our common stock.

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

Further, we cannot guarantee that we will be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our product candidates. If we, or our licensors, or any future strategic collaborators are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we, or our licensors, or any future strategic collaborators may choose to seek, or be required to seek, a license from a third party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and we could be required to make substantial licensing and royalty payments. Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block its ability to further develop and commercialize our current or future product candidates. We could be forced, including by court order, to cease utilizing, developing, manufacturing and commercializing our discovery platform or product candidates deemed to be infringing. We may be forced to redesign current or future technologies or products. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes that arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, it may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of June 30, 2023, The Column Group (managed by one of our directors, Tim Kutzkey) holds approximately 30.3 percent of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

On January 4, 2023, we received a written notice from Nasdaq notifying us that on January 3, 2023, the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Requirement. We were given an initial 180 calendar days to regain compliance with the Minimum Bid Requirement, or the Grace Period. On July 5, 2023, we received a written notice from Nasdaq notifying us that we were eligible for an additional 180 calendar day extension which will require us to regain compliance by January 2, 2024 based on written notice of our intention to cure this deficiency by effecting a reverse stock split prior to January 2, 2024, if necessary. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to January 2, 2024. If we do not regain compliance under the Minimum Bid Requirement by January 2, 2024, Nasdaq may delist our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of shares of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	183	$1.26	—	$—
May 1, 2023 through May 31, 2023	—	—	—	—
June 1, 2023 through June 30, 2023	—	—	—	—
Total	183	$1.26	—	$—

(1) Under certain stock option grant agreements between us and our employees, in the event an employee’s service with us terminates, we have the right to repurchase shares of common stock that were acquired by such employee pursuant to the exercise of stock options that have not yet vested as of such employee’s termination date at the original purchase price. The shares set forth above were repurchased pursuant to this right of repurchase.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Surrozen, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on August 17, 2021).
3.2	Bylaws of Surrozen, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on August 17, 2021).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-249394), filed with the SEC on October 13, 2020).
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

SURROZEN, INC.

Date: August 9, 2023	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)