Form 10-Q
period 2023-09-30
Surrozen, Inc./DE
filed 2023-11-08
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39635

Surrozen, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	30-1374889
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
171 Oyster Point Blvd, Suite 400, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 489-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SRZN	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one share of Common Stock	SRZNW	The Nasdaq Capital Market

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

As of November 6, 2023, there were 30,575,047 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,975	$24,690
Accounts receivable	1,978	1,978
Short-term marketable securities	9,457	51,148
Prepaid expenses and other current assets	2,947	3,489
Total current assets	48,357	81,305

Property and equipment, net	2,483	3,630
Operating lease right-of-use assets	2,331	3,268
Restricted cash	426	405
Other assets	376	827
Total assets	$53,973	$89,435

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$287	$658
Accrued and other liabilities	3,953	6,848
Lease liabilities, current portion	2,432	2,226
Total current liabilities	6,672	9,732

Lease liabilities, noncurrent portion	1,527	3,376
Warrant liabilities	243	326
Total liabilities	8,442	13,434

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of September 30, 2023 and December 31, 2022; 30,575 and 30,088 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in-capital	258,309	254,892
Accumulated other comprehensive income (loss)	1	(241)
Accumulated deficit	(212,782)	(178,653)
Total stockholders’ equity	45,531	76,001
Total liabilities and stockholders’ equity	$53,973	$89,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,112	$8,624	$21,135	$27,576
General and administrative	3,572	4,981	12,209	14,594
Restructuring	1,505	—	2,712	—
Total operating expenses	11,189	13,605	36,056	42,170
Loss from operations	(11,189)	(13,605)	(36,056)	(42,170)
Interest income	661	198	1,831	307
Other income, net	83	50	96	6,634
Net loss	(10,445)	(13,357)	(34,129)	(35,229)
Unrealized gain (loss) on marketable securities, net of tax	(4)	52	242	(305)
Comprehensive loss	$(10,449)	$(13,305)	$(33,887)	$(35,534)

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.38)	$(1.13)	$(1.01)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,497	34,968	30,182	34,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2022	30,088	$3	$254,892	$(241)	$(178,653)	$76,001
Repurchase of early exercised stock options	(9)	—	—	—	—	—
Vesting of early exercised stock options	—	—	13	—	—	13
Stock-based compensation expense	—	—	1,129	—	—	1,129
Other comprehensive income	—	—	—	191	—	191
Net loss	—	—	—	—	(14,297)	(14,297)
Balance at March 31, 2023	30,079	3	256,034	(50)	(192,950)	63,037
Issuance of common stock under employee stock purchase plan	492	—	187	—	—	187
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation expense	—	—	1,158	—	—	1,158
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(9,387)	(9,387)
Balance at June 30, 2023	30,571	3	257,387	5	(202,337)	55,058
Issuance of common stock upon option exercises	6	—	3	—	—	3
Repurchase of early exercised stock options	(2)	—	—	—	—	—
Vesting of early exercised stock options	—	—	6	—	—	6
Stock-based compensation expense	—	—	913	—	—	913
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,445)	(10,445)
Balance at September 30, 2023	30,575	$3	$258,309	$1	$(212,782)	$45,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	35,034	$4	$252,464	$(119)	$(142,649)	$109,700
Issuance of common stock under Equity Purchase Agreement	100	—	273	—	—	273
Repurchase of early exercised stock options	(8)	—	—	—	—	—
Vesting of early exercised stock options	—	—	30	—	—	30
Stock-based compensation expense	—	—	916	—	—	916
Other comprehensive loss	—	—	—	(310)	—	(310)
Net loss	—	—	—	—	(7,947)	(7,947)
Balance at March 31, 2022	35,126	4	253,683	(429)	(150,596)	102,662
Repurchase of early exercised stock options	(2)	—	—	—	—	—
Vesting of early exercised stock options	—	—	27	—	—	27
Stock-based compensation expense	—	—	979	—	—	979
Other comprehensive loss	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(13,925)	(13,925)
Balance at June 30, 2022	35,124	4	254,689	(476)	(164,521)	89,696
Repurchase of early exercised stock options	(1)	—	—	—	—	—
Vesting of early exercised stock options	—	—	23	—	—	23
Stock-based compensation expense	—	—	1,077	—	—	1,077
Other comprehensive loss	—	—	—	52	—	52
Net loss	—	—	—	—	(13,357)	(13,357)
Balance at September 30, 2022	35,123	$4	$255,789	$(424)	$(177,878)	$77,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(34,129)	$(35,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,460	1,477
Stock-based compensation	3,200	2,972
Non-cash operating lease expense	937	1,024
Amortization of (discount) premium on marketable securities, net	(688)	270
Change in fair value of warrant liabilities	(83)	(6,969)
Other expense related to the commitment shares issued to Lincoln Park	—	273
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	955	(885)
Other assets	38	(398)
Accounts payable	(371)	(2,365)
Accrued and other liabilities	(2,728)	(2,433)
Operating lease liabilities	(1,643)	(1,677)
Net cash used in operating activities	(33,052)	(43,940)

Investing activities:
Purchases of property and equipment	(398)	(580)
Purchases of marketable securities	(28,044)	(20,894)
Proceeds from maturities of marketable securities	70,665	57,870
Net cash provided by investing activities	42,223	36,396

Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	3	—
Proceeds from issuance of common stock upon employee stock plan purchases	187	—
Repurchase of early exercised stock options	(55)	(16)
Net cash provided by (used in) financing activities	135	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,306	(7,560)
Cash, cash equivalents and restricted cash at beginning of period	25,095	33,496
Cash, cash equivalents and restricted cash at end of period	$34,401	$25,936

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$9
Vesting of early exercises of stock options	$27	$80

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	September 30,
	2023	2022
Cash and cash equivalents	$33,975	$25,531
Restricted cash	426	405
Cash, cash equivalents and restricted cash	$34,401	$25,936

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

Liquidity

The Company has incurred net losses since inception. For the three and nine months ended September 30, 2023, the Company incurred a net loss of $10.4 million and $34.1 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred a net loss of $13.4 million and $35.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company used $33.1 million and $43.9 million of cash in operations, respectively. As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $43.4 million and an accumulated deficit of approximately $212.8 million. The Company expects operating expenses to continue to be significant in connection with its ongoing clinical studies and anticipates the need to raise additional capital to continue to execute its long-range business plan.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or future year.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include certain accrued expenses for research and development activities. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash, cash equivalents and marketable securities. The Company's cash is held by financial institutions that may at times exceed federally insured limits. However, the Company’s exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the unaudited condensed consolidated balance sheets. The Company believes it is not exposed to significant credit risk on cash. The Company’s cash equivalents and marketable securities are held in custodial accounts maintained by third-party custodians. The Company's policy is to invest cash in institutional money market funds and marketable securities with high credit quality to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, government bonds and commercial paper. The Company has not experienced any losses on its cash equivalents and marketable securities.

Marketable Securities

The Company invests its excess cash in government bonds and commercial paper. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company does not buy or hold securities principally for the purpose of selling them in the near future. The Company’s investment policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

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

The Company periodically evaluates its available-for-sale marketable securities for credit losses. When the fair value of a marketable security is below its amortized cost basis, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the security before recovery of its amortized cost, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the decline in fair value is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of credit losses recognized is limited to the excess of the amortized cost basis over the fair value of the security. An allowance for credit losses for the excess of amortized cost basis over the expected cash flows, if any, is recorded in other income, net on the unaudited condensed consolidated statements of operations. Any losses from declines in fair value that are not credit-related are included in accumulated other comprehensive income (loss) in stockholders’ equity.

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

The Company executed a Collaboration and Licensing Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, in October 2022 to which the Company licensed certain rights to its intellectual property that is determined within the scope of ASC 606. The terms of the CLA include payments to the Company of a non-refundable upfront payment, development, regulatory and commercial milestone payments and royalties on net sales of licensed products.

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

	September 30,
	2023	2022
Options outstanding	4,752	3,811
Unvested restricted stock awards	69	117
Unvested restricted stock units	1,345	—
Unvested common stock subject to repurchase	2	29
Warrants to purchase common stock	5,907	7,219
Total	12,075	11,176

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$28,622	$—	$—	$28,622
Commercial paper (2)	—	2,991	—	2,991
Government bonds	—	7,964	—	7,964
Total financial assets measured at fair value	$28,622	$10,955	$—	$39,577

Liabilities(3):
Public Warrants	$112	$—	$—	$112
PIPE Warrants	—	131	—	131
Total financial liabilities measured at fair value	$112	$131	$—	$243

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$9,194	$—	$—	$9,194
Commercial paper	—	22,549	—	22,549
Corporate bonds	—	10,797	—	10,797
Government bonds	—	17,802	—	17,802
Government agency debt securities(1)	—	3,982	—	3,982
Total financial assets measured at fair value	$9,194	$55,130	$—	$64,324

Liabilities(3):
Public Warrants	$151	$—	$—	$151
PIPE Warrants	—	175	—	175
Total financial liabilities measured at fair value	$151	$175	$—	$326

(1)
Included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)
Consists of $1.5 million in cash and cash equivalents and $1.5 million in short-term marketable securities.
(3)
See Note 10.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the nine months ended September 30, 2023.

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

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,493	$—	$—	$1,493
Government bonds	7,963	1	—	7,964
Total short-term marketable securities	$9,456	$1	$—	$9,457

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$22,549	$—	$—	$22,549
Corporate bonds	10,817	1	(21)	10,797
Government bonds	18,023	—	(221)	17,802
Total short-term marketable securities	$51,389	$1	$(242)	$51,148

The following table indicates the length of the time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	As of December 31, 2022
		Less Than 12 Months
	Number of Investments	Fair Value	Unrealized Losses
Corporate bonds	4	$9,719	$21
Government bonds	3	17,802	221
Total	7	$27,521	$242

As of September 30, 2023 and December 31, 2022, all short-term marketable securities had maturities of one year or less. There have been no significant realized gains or losses on the marketable securities during the three and nine months ended September 30, 2023 and 2022. The Company periodically reviews the available-for-sale investments for credit losses. All investments with unrealized losses have been in a loss position for less than 12 months. The Company determined that the unrealized loss was primarily attributed to changes in current market interest rates and not to credit quality. The Company does not intend to sell the marketable securities that are in an unrealized loss position, nor is it more likely than not that the Company is required to sell the marketable securities before the recovery of the amortized cost basis, which may be at maturity. As of September 30, 2023, there were no securities in an unrealized loss position.

Note 4. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued payroll and related expenses	$2,424	$3,964
Accrued research and development expenses	971	1,665
Accrued restructuring	225	—
Accrued professional service fees	108	638
Liability for early exercised stock options	7	89
Other	218	492
Accrued and other liabilities	$3,953	$6,848

Note 5. Collaboration and License Agreements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, the Company executed the CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413. The Company and BI are conducting partnership research focused on SZN-413 during a one-year period, which BI extended for an additional six-month period. The Company granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under the applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. Unless terminated earlier, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of BI's royalty obligations. BI has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach.

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

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company's intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be $12.5 million, which is the non-refundable upfront payment. Variable consideration related to future milestones was fully constrained because the

Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate to. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company recognized the non-refundable upfront payment of $12.5 million as collaboration and license revenue at a point in time upon delivery of the license in the fourth quarter of 2022. The associated withholding tax of $2.0 million to be refunded in 2024 was recognized as accounts receivable on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

For both the three and nine months ended September 30, 2023 and 2022, the Company incurred de minimis, $0.1 million, de minimis and $0.1 million research and development expenses, respectively, under the Stanford agreements. No milestones have been achieved as of September 30, 2023.

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

For the three and nine months ended September 30, 2023, the Company incurred de minimis research and development expenses under the UCSF Agreements and the commercial license agreement. For the three and nine months ended September 30, 2022, the Company incurred de minimis, $0.1 million, de minimis and $0.1 million research and development expenses, respectively. No milestones have been achieved as of September 30, 2023.

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

In September 2023, the Company amended the Distributed Bio Agreement to cease its use of Distributed Bio’s antibody library and terminate the Company’s obligation to pay the respective annual fee. The obligations to make milestone and royalty payments for use of each licensed product remain in full force and effect.

For the three and nine months ended September 30, 2023, the Company incurred $0.1 million and $0.2 million research and development expenses under the Distributed Bio Agreement, respectively. For the three and nine months ended September 30, 2022, the Company incurred $0.1 million research and development expenses under the Distributed Bio Agreement as the Company achieved a milestone with regard to the initiation of the Phase 1 clinical trial for SZN-1326 in May 2022.

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

In July 2023, the Company implemented a restructuring plan approved by the board of directors to further reduce its overall workforce by approximately 38% to better align its workforce with the business needs and focus more of its capital resources on its clinical stage programs. The Company expects to substantially complete the workforce reduction by the end of 2023 and incurred one-time restructuring charges, including employee severance and other termination benefits, of approximately $1.6 million to be recognized ratably over the requisite service period, with $1.5 million recognized during the three and nine months ended September 30, 2023.

The outstanding restructuring liabilities are included in accrued and other liabilities on the condensed consolidated balance sheet. The following table summarizes activity during the nine months ended September 30, 2023 (in thousands):

Employee Severance and Other Benefits
Balance, December 31, 2022	$—
Restructuring charges	1,207
Cash payments	(726)
Balance, March 31, 2023	481
Cash payments	(457)
Balance, June 30, 2023	24
Restructuring charges	1,505
Cash payments	(1,304)
Balance, September 30, 2023	$225

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

In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.4 million, which is recorded as restricted cash in the condensed consolidated balance sheets. On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as a receiver. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB's customer deposits and certain other liabilities and acquired substantially all of SVB's loans and certain other assets from the FDIC. As required by the landlord, the Company replaced the letter of credit issued by SVB with a letter of credit from a different financial institution.

The operating lease expense for the three and nine months ended September 30, 2023 and 2022 was $0.4 million, $1.2 million, $0.4 million and $1.5 million, respectively.

Aggregate future minimum rental payments under the operating leases as of September 30, 2023, were as follows (in thousands):

Remaining three months ending December 31, 2023	$656
Year ending December 31, 2024	2,670
Year ending December 31, 2025	891
Total lease payments	4,217
Less: Imputed interest	(258)
Operating lease liabilities	$3,959

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

As of September 30, 2023, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

At-the-Market Sales Agreement

In December 2022, the Company entered into a sales agreement with Guggenheim Securities, LLC to issue and sell up to $23.0 million shares of the Company’s common stock, or the 2022 ATM. The compensation payable to Guggenheim is equal to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of September 30, 2023, the Company has not sold any shares of common stock under the 2022 ATM.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding as of September 30, 2023 and December 31, 2022 (in thousands, except exercise price per warrant):

Type	Classification	Expiration Date	Exercise Price	September 30, 2023	December 31, 2022
Public Warrants	Liability	August 12, 2026	$11.50	2,733	2,733
PIPE Warrants	Liability	August 12, 2026	11.50	3,174	3,174
Total				5,907	5,907

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

PIPE Warrants

Each whole PIPE Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing on November 23, 2021 and terminating on August 12, 2026. At September 30, 2023, the PIPE Warrants are the same in all respects as the Public Warrants.

On March 31, 2023, the Company entered into an amended and restated warrant agreement with Continental Stock Transfer & Trust Company as warrant agent, or the PIPE Warrant Agreement. PIPE Warrants may be converted into Public Warrants on transfer pursuant to the terms of the PIPE Warrant Agreement. As of September 30, 2023, no PIPE Warrants were converted into Public Warrants.

Classification

The Public Warrants and PIPE Warrants are not considered indexed to the Company’s common stock as certain provisions of the warrant agreements could change the settlement amount of these warrants. As a result, they were classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other income, net within the unaudited condensed consolidated statements of operations and comprehensive loss. See Note 3 for the discussion of warrant valuations.

Note 11. Stock-Based Compensation Plan

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options and restricted stock awards under the 2021 Plan generally vest over four years. Restricted stock units granted under the 2021 Plan generally vest in one year. As of September 30, 2023, there were 3.3 million shares of common stock available for issuance under the 2021 Plan.

The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of September 30, 2023, there were 0.5 million shares of common stock available for issuance under the ESPP. During the nine months ended September 30, 2023, 0.5 million shares were issued under the ESPP.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2022	3,896	$2.43	8.44
Granted	1,805	0.86
Exercised	(6)	0.56
Forfeited	(646)	2.40
Expired	(297)	2.20
Outstanding – September 30, 2023	4,752	1.85	8.14	$—
Exercisable – September 30, 2023	2,213	1.93	7.33	—

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at September 30, 2023.

During the nine months ended September 30, 2023 and 2022, the Company granted options with a weighted-average grant-date fair value of $0.63 per share and $2.31 per share, respectively.

During the nine months ended September 30, 2023, the intrinsic value of options exercised was de minimis. No options were exercised during the nine months ended September 30, 2022.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.02	6.05	5.85	6.00
Expected volatility	84.66%	83.46%	85.86%	80.94%
Risk-free rate	4.19%	2.95%	3.89%	1.94%
Dividend yield	—	—	—	—

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSAs, unvested at December 31, 2022	105	$9.74
Vested	(36)	9.68
RSAs, unvested at September 30, 2023	69	9.78

The fair value of restricted stock awards vested during the nine months ended September 30, 2023 and 2022 was de minimis and $0.1 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit, or RSU, activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSU, unvested at December 31, 2022	—	$—
Granted	1,345	0.51
RSU, unvested at September 30, 2023	1,345	0.51

Stock-Based Compensation

The total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$215	$359	$882	$1,047
General and administrative	698	718	2,318	1,925
Total stock-based compensation expense	$913	$1,077	$3,200	$2,972

As of September 30, 2023, there was approximately $6.7 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 1.86 years.

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

SZN-043 is our candidate in development for severe alcoholic hepatitis, or AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using our SWEETS technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. In multiple preclinical animal models of liver injury and fibrosis, SZN-043 has been shown to selectively activate Wnt signaling in the liver, stimulate transient hepatocyte proliferation, improve liver function and reduce fibrosis. Enrollment for the Phase 1a clinical trial in patients with chronic liver disease and healthy volunteers is ongoing. We expect to announce data in Q1 2024 which may allow us to initiate a Phase 1b clinical trial in 2024 in patients with alcoholic hepatitis. We anticipate proof-of-concept data may be available in the second half of 2024 from the Phase 1b.

SZN-1326 is our candidate in development for moderate to severe inflammatory bowel disease, or IBD, with ulcerative colitis as the first proposed indication. SZN-1326, a Fzd5 targeted bi-specific antibody, is the first development candidate designed using our SWAP technology and targets the Wnt-signaling pathway in the intestinal epithelium. In preclinical animal models of acute and chronic colitis, SZN-1326 has been shown to transiently activate Wnt signaling in the diseased intestine, stimulate intestinal epithelial regeneration, reduce inflammation and reduce disease activity. Enrollment for the SZN-1326 Phase 1a clinical trial in healthy volunteers is ongoing.

We expect to announce data in Q1 2024 which may allow us to initiate a Phase 1b clinical trial in patients with ulcerative colitis in 2024. We anticipate proof-of-concept data may be available in the second half of 2024 from the Phase 1b.

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

The chart below represents a summary of our wholly owned product candidates:

By leveraging our in house capabilities and scientific approach, we have identified multiple potential tissue types to explore. Our research efforts are currently focused on applications in the eye.

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

In July 2023, we adopted and executed another restructuring plan approved by the board of directors to further reduce our overall workforce by approximately 38%. In connection with this restructuring plan, Wen-Chen Yeh ceased serving as our Chief Scientific Officer and joined our Scientific Advisory Board effective as of July 31, 2023. We believe that the restructuring plan will enable us to better align our workforce with our business needs and focus more of our capital resources on our clinical stage programs. We expect to substantially complete the workforce reduction by the end of 2023 and estimate to incur one-time restructuring charges of approximately $1.6 million, including employee severance and other termination benefits, to be recognized ratably over the requisite service period.

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. During the three and nine months ended September 30, 2023, we incurred a net loss of $10.4 million and $34.1 million, respectively. During the three and nine months ended September 30, 2022, we incurred a net loss of $13.4 million and $35.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $212.8 million and cash, cash equivalents and marketable securities of $43.4 million.

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

Intellectual Property and Licensing Arrangements

As of September 30, 2023, our patent portfolio consisted of over 20 pending patent application families, including 15 families that have entered national phase in the United States and/or other countries, three families with pending Patent Cooperation Treaty, or PCT, applications, two of which have also been filed in certain non-PCT countries (e.g., Taiwan), and six families with pending U.S. provisional applications. These patent applications are directed to, for example, the SWAP and SWEETS platforms, the parental constructs of our two lead product candidate molecules, SZN-043 and SZN-1326, the out-licensed SZN-413, as well as methods of treating disorders of the liver, intestine, retina, cornea, lacrimal gland, lung and kidney.

In October 2022, we executed the CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413, as described in Note 5 of the notes to the unaudited condensed consolidated financial statements of this Report. We and BI are conducting partnership research focused on SZN-413 during a one-year period, which BI extended for an additional six-month period. We granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI and their derivatives. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. For five years after the effective date of the CLA, we are prohibited from preclinically and clinically developing or commercializing Fzd4 bi-specific antibodies for any diseases of the eye, and BI is prohibited from clinically developing or commercializing licensed products for any purpose other than diseases of the eye.

We also have entered into patent and research license arrangements with third-parties, as described in Note 6 of the notes to unaudited condensed consolidated financial statements of this Report. The license agreements require milestone payments upon the achievement of certain regulatory and developmental stages. In addition, we will be required to pay royalties on sales of certain licensed products. As of September 30, 2023, we have incurred nominal fees and milestone payments under our license agreements. Upon the achievement of further regulatory and developmental milestones and the sale of licensed products, we may incur significant fees and royalties under these licenses.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$6,112	$8,624	$(2,512)	-29%
General and administrative	3,572	4,981	(1,409)	-28%
Restructuring	1,505	—	1,505	*
Total operating expenses	11,189	13,605	(2,416)	-18%
Loss from operations	(11,189)	(13,605)	2,416	-18%
Interest income	661	198	463	*
Other income, net	83	50	33	66%
Net loss	$(10,445)	$(13,357)	$2,912	-22%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
SZN-043	$2,710	$3,545	$(835)	-24%
SZN-1326	1,288	2,808	(1,520)	-54%
Discovery and preclinical stage programs	2,114	2,271	(157)	-7%
Total research and development expenses	$6,112	$8,624	$(2,512)	-29%

The decrease of $0.8 million, or 24%, in SZN-043 program expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily due to the workforce reductions effective in the first and third quarters of 2023. The decrease of $1.5 million, or 54%, in SZN-1326 program expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily due to the completion of manufacturing drug substance and the workforce reductions. The decrease of $0.2 million, or 7%, in discovery and preclinical stage program expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily due to the workforce reductions implemented in 2023 to focus our resources on our clinical stage programs.

General and Administrative Expenses

The decrease of $1.4 million, or 28%, in general and administrative expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily attributable to reductions in employee-related expenses and professional fees as a result of the workforce reductions implemented in the first and third quarters of 2023.

Restructuring

The increase of $1.5 million in restructuring charges for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is attributable to a workforce reduction implemented in the third quarter of 2023.

Interest Income

The increase of $0.5 million in interest income for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily due to an increase in market interest rates on money market funds and marketable securities.

Other Income, Net

The increase of $33,000, or 66%, in other income, net for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily attributable to the non-cash change in fair value of warrant liabilities.

Results of Operations

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$21,135	$27,576	$(6,441)	-23%
General and administrative	12,209	14,594	(2,385)	-16%
Restructuring	2,712	—	2,712	*
Total operating expenses	36,056	42,170	(6,114)	-14%
Loss from operations	(36,056)	(42,170)	6,114	-14%
Interest income	1,831	307	1,524	*
Other income, net	96	6,634	(6,538)	-99%
Net loss	$(34,129)	$(35,229)	$1,100	-3%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
SZN-043	$8,520	$9,410	$(890)	-9%
SZN-1326	4,522	7,914	(3,392)	-43%
Discovery and preclinical stage programs	8,093	10,252	(2,159)	-21%
Total research and development expenses	$21,135	$27,576	$(6,441)	-23%

The decrease of $0.9 million, or 9%, in SZN-043 program expense for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily due to the workforce reductions effective in the first and third quarters of 2023. The decrease of $3.4 million, or 43%, in SZN-1326 program expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily due to the completion of manufacturing drug substance and the workforce reduction effective in the first quarter of 2023. The decrease of $2.2 million, or 21%, in discovery and preclinical stage program expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily due to the workforce reductions implemented in 2023 to focus our resources on our clinical stage programs.

General and Administrative Expenses

The decrease of $2.4 million, or 16%, in general and administrative expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily attributable to employee retention credits of $1.3 million received in 2023 and a reduction in employee-related expenses, professional fees and recruiting associated with the workforce reductions implemented in the first and third quarters of 2023.

Restructuring

The increase of $2.7 million in restructuring charges for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is attributable to workforce reductions implemented in the first and third quarters of 2023.

Interest Income

The increase of $1.5 million in interest income for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily due to an increase in market interest rates on money market funds and marketable securities.

Other Income, Net

The decrease of $6.5 million, or 99%, in other income, net, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily attributable to a decrease of $6.9 million in the fair value of warrant liabilities, offset by a decrease of $0.3 million in expense related to the commitment shares issued to Lincoln Park in 2022.

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

We executed the CLA in October 2022 and received $10.5 million of the non-refundable upfront payment from BI in November 2022. The associated withholding tax of $2.0 million is expected to be refunded to us in 2024. In addition, we are eligible to receive success-based milestone payments up to $587.0 million plus mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization.

We entered into an at-the-market sales agreement with Guggenheim Securities, LLC in December 2022, under which we may issue and sell up to $23.0 million shares of our common stock. To date we have not sold any shares of common stock under the sales agreement.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $43.4 million and accumulated deficit of $212.8 million. We believe, based on our current operating plan, that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Report. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. Insufficient liquidity may require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(33,052)	$(43,940)
Net cash provided by investing activities	42,223	36,396
Net cash provided by (used in) financing activities	135	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,306	$(7,560)

Cash Used in Operating Activities

Cash used in operating activities of $33.1 million for the nine months ended September 30, 2023 was primarily due to the use of funds in our operations and the resulting net loss of $34.1 million and a net change of $3.7 million in our net operating assets and liabilities, offset by $4.8 million in non-cash charges. Cash used in operating activities of $43.9 million for the nine months ended September 30, 2022 was primarily due to the use of funds in our operations and the resulting net loss of $35.2 million, a net change of $7.8 million in our net operating assets and liabilities and $1.0 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to the cash used in prepaid expenses, accounts payable, and accrued liabilities. The non-cash charges primarily relate to changes in fair value of warrant liabilities, stock-based compensation, depreciation and amortization.

Cash Provided by Investing Activities

Cash provided by investing activities of $42.2 million for the nine months ended September 30, 2023 was primarily related to the $70.7 million of proceeds from maturities of marketable securities, offset by $28.0 million of cash used for the purchase of marketable securities and $0.4 million of cash used for the purchase of laboratory, office and computer equipment and software. Cash provided by investing activities of $36.4 million for the nine months ended September 30, 2022 was primarily related to the $57.9 million of proceeds from maturities of marketable securities, offset by $20.9 million of cash used for the purchase of marketable securities and $0.6 million of cash used for the purchase of laboratory and computer equipment.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities of $0.1 million for the nine months ended September 30, 2023 was primarily related to the $0.2 million of proceeds from the issuance of common stock upon employee stock plan purchases, offset by $55,000 of cash used in the repurchase of early exercised options. Cash used in financing activities of $16,000 for the nine months ended September 30, 2022 was related to the repurchase of early exercised options.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2023 have not materially changed from what we presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•
Collaborations are complex and time-consuming to negotiate and document, and if we fail to enter into new strategic relationships, our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.
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

Clinical trials are expensive, time-consuming and difficult to design and implement, which may cause delays in our development timelines, increase costs, and limit our ability to timely complete our trials.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have determined that we likely had an ownership change in September 2020. As a result of the annual limitations caused by the ownership changes, it was estimated that approximately $1.3 million of federal tax credit and $27.4 million of California NOL will expire unutilized for income tax purposes, and such amounts are excluded from the carryforward balances of December 31, 2022. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, and some of which are outside our control. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which may result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

From time to time, we may implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. In January 2023, we completed certain restructuring actions, or the January Restructuring Plan, designed to reduce operating costs and continue advancing our ongoing commitment to profitable growth, including an initial reduction of the overall workforce by approximately 25%. In July 2023, we implemented another restructuring plan, or the July Restructuring Plan, to reduce our overall workforce by a total of approximately 38% in an effort to better align our workforce with our business needs and focus our capital resources on clinical trials of our product candidates. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results.

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

Collaborations are complex and time-consuming to negotiate and document, and if we fail to enter into new strategic relationships, our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

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

We are party to an exclusive license agreement with Stanford University covering patents relevant to one or more product candidates, and may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current and future product candidates we may identify and pursue. The license agreements with Stanford impose, and any future license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. For a more detailed description of the license agreements with Stanford, see Note 6, “License Agreements—Stanford License Agreements” of the Notes to the Unaudited Condensed Consolidated Financial Statements. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. License termination could result in our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. In certain circumstances, our licensed patent rights are subject to reimbursing licensors for their patent prosecution and maintenance costs. If our licensors and future licensors fail to prosecute, maintain, enforce and defend patents we may license, or lose rights to licensed patents or patent applications, our licensed rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or product candidates that is the subject of such licensed rights could be materially adversely affected.

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

Other companies or organizations may challenge our or our licensors’ patent rights, which could require significant time and attention of our management, require costs to defend, and could have a material and adverse impact on our profitability, financial condition, and prospects.

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In addition, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

As of September 30, 2023, The Column Group (managed by one of our directors, Tim Kutzkey) holds approximately 30.2 percent of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

On January 4, 2023, we received a written notice from Nasdaq notifying us that on January 3, 2023, the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Requirement. We were given an initial 180 calendar days to regain compliance with the Minimum Bid Requirement. On July 5, 2023, we received a written notice from Nasdaq notifying us that we were eligible for an additional 180 calendar day extension which will require us to regain compliance by January 2, 2024 based on written notice of our intention to cure this deficiency by effecting a reverse stock split prior to January 2, 2024, if necessary. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to January 2, 2024. If we do not regain compliance under the Minimum Bid Requirement by January 2, 2024, Nasdaq may delist our common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of shares of our common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023	1,372	$8.59	—	$—
August 1, 2023 through August 31, 2023	—	—	—	—
September 1, 2023 through September 30, 2023	403	8.64	—	—
Total	1,775	$17.23	—	$—

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Surrozen, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on August 17, 2021).
3.2	Amended and Restated Bylaws of Surrozen, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on October 13, 2023).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-249394), filed with the SEC on October 13, 2020).
4.2

Amended and Restated Warrant Agreement, dated as of March 31, 2023, by and between Surrozen, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K (File No. 001-39635), filed with the SEC on March 31, 2023).

10.1*†	Form of RSU Grant Package under 2021 Equity Incentive Plan.
10.2*#

Letter Agreement dated as of September 20, 2023 by and between Charles River Laboratories, Inc. and Surrozen Operating, Inc., relating to that certain Antibody Library Subscription Agreement dated as of September 30, 2016 by and between Surrozen, Inc. and Distributed Bio, Inc., as amended on January 10, 2019.

10.3†

Separation Agreement, dated as of July 18, 2023, by and between Surrozen Inc. and Dr. Wen-Chen Yeh (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39635), filed with the SEC on July 19, 2023).

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

* Filed herewith.

# Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURROZEN, INC.

Date: November 8, 2023	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)