Form 10-K
period 2023-12-31
Surrozen, Inc./DE
filed 2024-04-10
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39635

Surrozen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1374889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
171 Oyster Point Blvd, Suite 400, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 489-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SRZN	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one-fifteenth of a share of Common Stock	SRZNW	The Nasdaq Capital Market

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $8.2496 for shares of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $11.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of April 8, 2024 was 3,198,786.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K for the year ended December 31, 2023, or the Annual Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause its actual results to differ significantly from those expressed in any forward-looking statement. There are no guarantees that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the initiation, cost, timing, progress and results of research and development activities, preclinical and clinical trials with respect to SZN-043, SZN-413 and potential future drug candidates;
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
•
whether the few stockholders who own a large number of shares of our common stock exercise their voting power in a manner that adversely affects us or our stockholders; and
•
the increasingly competitive environment in which we operate.

In addition, statements that “Surrozen believes” or “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors.” You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements) as of the date of this Annual Report.

This Annual Report contains references to trademarks, trade names and service marks belonging to other entities. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Item 1. Business.

Overview

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

SZN-043

We initiated a Phase 1 clinical trial in the second quarter of 2022 for SZN-043, our candidate in development for severe alcohol-associated hepatitis (previously known as alcoholic hepatitis), or severe AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS™ technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. In multiple preclinical animal models of liver injury and fibrosis, SZN-043 has been shown to selectively activate Wnt signaling in the liver, stimulate transient hepatocyte proliferation, improve liver function and reduce fibrosis. The Phase 1a study was completed in February 2024. SZN-043 demonstrated acceptable safety and tolerability in the planned Phase 1b dose range (0.5 mg/kg to 1.5 mg/kg), with evidence of target engagement, Wnt signal activation and effects on liver function. The observed safety, pharmacokinetics and pharmacodynamic activity were the basis for our previous announcement that we planned to initiate enrollment in the Phase 1b study in severe AH. We are actively initiating the aforementioned Phase 1b clinical trial and anticipate potential proof-of-concept data from the Phase 1b clinical trial in the first half of 2025.

SZN-413

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

SZN-1326

We initiated a Phase 1 clinical trial in the second quarter of 2022 for SZN-1326, our candidate previously in development for moderate to severe inflammatory bowel disease, or IBD, with ulcerative colitis, or UC, as our first proposed indication. SZN-1326, a Fzd5 targeted bi-specific antibody, was our first development candidate designed using Surrozen’s SWAP™ technology and targeted the Wnt-signaling pathway in the intestinal epithelium. In January 2024, following the completion of the Phase 1 single ascending dose clinical trial, we discontinued development of SZN-1326 in IBD. The decision was based on the challenges of identifying a safe and potentially effective dose along with strategic considerations including the significant clinical development expenses and market competition in IBD.

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

Wnt Activation: SWAP (Surrozen Wnt signal Activating Protein)

Our SWAP molecules are designed to mimic the activity of naturally occurring Wnt proteins. They are bispecific full-length human (IgG) antibodies that, like Wnt proteins, directly activate the Wnt-signaling pathway in target tissue by binding to two of its natural co-receptors, Fzd and Lrp. With our SWAP technology, we combine Fzd and Lrp antibody-binding domains into bispecific antibodies to selectively activate Wnt signaling. We have generated and validated a broad library of SWAPs that have successfully activated Wnt-signaling. Our product candidate, SZN-413, utilizes our SWAP technology and is designed to activate the Wnt pathway in injured tissue where certain Fzd receptors are expressed and the natural Wnt ligand is disturbed.

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
Regeneration
Wnt Signal

Figure 1. Like endogenous Wnt (left side), our SWAP technology activates Wnt signaling by binding specific Fzd and Lrp receptors (right side)

Wnt Amplification: SWEETS (Surrozen Wnt signal Enhancer Engineered for Tissue Specificity)

Our SWEETS molecules are designed to amplify the body’s response to naturally occurring Wnt proteins. They are antibody-based molecules that, like R-spondin, enhance Wnt signaling by stabilizing Fzd receptors. Our SWEETS molecules are designed to modify the specificity of R-spondin activity such that it can be directed to a cell surface antigen of our choosing. Our SWEETS molecules consist of a full-length antibody fusion protein in which an antibody-binding domain of one of these antigens is combined with an R-spondin derivative. Our product candidate, SZN-043, utilizes our SWEETS technology and is designed to selectively amplify the Wnt pathway in hepatocytes, the most abundant type of liver cell.

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

The chart below represents a summary of our wholly owned product candidates:

Figure 3. Lead programs

SZN-043

Our product candidate, SZN-043, is being developed as a novel treatment for severe liver diseases, including severe AH, and utilizes our proprietary SWEETS technology. Severe AH is a disease with a 90-day mortality rate of 30% and has an estimated incidence of approximately 130,000 patients in the United States annually. In severe AH, damage to hepatocytes due to excessive alcohol use leads to jaundice, inflammation, impaired blood coagulation and increased risk of infections that may impact other organs such as the kidneys, brain and gastrointestinal system. We have designed SZN-043 to modulate naturally occurring Wnt signaling that is specifically targeted to hepatocytes. We have shown in preclinical models of liver injury that SZN-043 selectively and transiently stimulates hepatocyte proliferation, and restores liver function as measured by plasma ammonia. The selectivity of SZN-043 is achieved through the inclusion of an antibody binding domain selective for ASGR1 that is solely expressed on hepatocytes. The Phase 1a study was completed in February 2024. SZN-043 demonstrated acceptable safety and tolerability in the planned Phase 1b does range (0.5 mg/kg to 1.5 mg/kg), with evidence of target engagement, Wnt signal activation and effects on liver function. The observed safety, pharmacokinetics and pharmacodynamic activity were the basis for our previous announcement that we planned to initiate enrollment in the Phase 1b study in severe AH. We are actively initiating the aforementioned Phase 1b clinical trial and anticipate potential proof-of-concept data from the Phase 1b clinical trial in the first half of 2025.

SZN-413

Our product candidate, SZN-413, a Fzd4 targeted bi-specific antibody, is being developed as a novel treatment for retinal vascular-associated diseases and utilizes our proprietary SWAP technology to activate Wnt signaling. Fzd4-mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function, and data with Fzd4-specific Surrozen Wnt modulating tool molecules have shown that selectively activating Wnt signaling can rescue a disease phenotype in a norrin knockout model. Data evaluating SZN-413 in preclinical models of retinopathy demonstrated that activation of Wnt signaling increased tight unction protein expression in retinal vascular endothelial cells and significantly reduced avascular area and pathological neovascular tuft formation in an oxygen-induced retinopathy mouse model. In October 2022, we executed a CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. We anticipate the potential to nominate the lead Fzd-4 targeted Wnt agonist development candidate in 2024.

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
•
Developing SZN-043 for the treatment of liver disease. We have shown that SZN-043 selectively stimulates hepatocyte proliferation and leads to improvement of liver function in multiple animal models of liver injury. We intend to develop SZN-043 in patients with severe AH. We believe that the mechanism of SZN-043 has the potential to bring therapeutic benefit to patients with liver disease beyond our initial indication of severe AH. The Phase 1a study was completed in February 2024. SZN-043 demonstrated acceptable safety and tolerability in the planned Phase 1b dose range (0.5 mg/kg to 1.5 mg/kg), with evidence of target engagement, Wnt signal activation and effects on liver function. The observed safety, pharmacokinetics and pharmacodynamic activity were the basis for our previous announcement that we planned to initiate enrollment in the Phase 1b study in severe AH. We are actively initiating the aforementioned Phase 1b clinical trial and anticipate potential proof-of-concept data from the Phase 1b clinical trial in the first half of 2025.
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

Our Wnt Therapeutics Platform

We have discovered two proprietary technologies of modulators of Wnt signaling: SWAP and SWEETS. We have designed and continue to design antibodies that modulate the Wnt signaling pathway by acting as mimetics of either Wnt protein or one of its regulators, R-spondin. Product candidates generated by our technologies have demonstrated the ability to repair tissue damage in multiple preclinical models including IBD and liver injuries. We were able to select a specific candidate molecule and technology for each disease area based on tissue biology, profile of Wnt signaling in disease versus normal, and functional test of molecules. We have one candidate, SZN-043, in clinical development.

Wnt Activation: SWAP

The Wnt pathway is equipped with binding sites for two receptors found on the surface of cells that can be triggered by Wnt protein. Binding to just one of these two receptors does not cause activation of the Wnt pathway. But when Wnt protein simultaneously binds to both receptors, this pair of interactions activates several intracellular signaling pathways, as can be seen in Figure 4 below. The two Wnt receptors are called frizzled, or Fzd, and low-density lipoprotein receptor-related protein 5 or 6, or Lrp 5/6. Fzd is an integral membrane protein that binds to Wnt protein, in part, through the fatty acid posttranslational modification on the Wnt protein. The second receptor,

Lrp 5/6, contains an intracellular domain that is chemically modified by Wnt-protein-induced receptor dimerization to initiate the Wnt signaling pathway cascade in cells.

SWAP
Wnt
Fzd
Lrp
Fzd
Lrp
Fzd
Wnt Signal
Tissue
Regeneration
Wnt Signal

Figure 4. Like endogenous Wnt (left side), our SWAP technology activates Wnt signaling by binding specific Fzd and Lrp receptors (right side)

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

In our SWAP technology, we created multivalent bispecific antibodies that bring together two different sets of antibody-binding domains—one set that binds to Fzd and another set that binds to Lrp. We found that certain recombinant proteins containing these two antibody-binding domains were able to simultaneously bind both Fzd and Lrp, however, inducing the simple bimolecular interaction of one Fzd and one Lrp was, in most cases, insufficient to induce Wnt signaling, as can be observed in Figure 5.

In Figure 5 below, in an assay measuring protein concentration (x-axis) against Wnt pathway activation (as measured by relative light units, or RLU, y-axis), we have demonstrated that a simple bivalent antibody containing a single Fzd binding domain (F1) (the blue line) and a single Lrp binding domain (L2) (the red line) did not significantly induce the Wnt signaling pathway. At similar concentrations, naturally-occurring Wnt (Wnt3a) (the green line) demonstrated pathway activation.

Figure 5. A simple bivalent antibody containing a single Fzd binding domain (F1) and a single Lrp binding domain (L2) did not significantly induce the Wnt signaling pathway. At similar concentrations, naturally-occurring Wnt (Wnt3a) demonstrated pathway activation.

However, multivalent antibodies that contained multiple binding domains, either two Fzd-binding domains with one Lrp binding domain (the blue line in Figure 6 below) or two of each binding domain (the light green line), led to activation of the Wnt signaling pathway at concentrations that were 100 times or lower than required for activation by Wnt3a (the dark green line), as can be observed in Figure 6. For comparison, an antibody with a single Fzd binding domain (the red line) did not demonstrate significant activity.

F3:5:L2:Fc
F3:L2:Fc+F3:αGFP:Fc
F3:L2:Fc+αGFP:L2:Fc
WNT3A
1500000
1000000
500000
0
RLU
-6
-4
-2
0
2
4
log[Protein], nM
F3
F3
L2
αGFP
F3
αGFP
L2
L2

Figure 6. Multivalent antibodies with two Fzd binding domains (F3) and at least one Lrp binding domain (L2) led to more potent activation of the Wnt signaling pathway.

We are developing a series of product candidates based on the SWAP technology, which combines binding domains for specific Fzd receptors and binding domains for specific Lrp receptors. Our current SWAP product candidate, SZN-413, is for the treatment of retinal vascular associated diseases. In addition, we are developing other product candidates for the potential treatment of ocular diseases.

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

Wild type R-spondin activity requires binding to two cell surface proteins: the E3 ligases and a member of a family of membrane proteins, referred to as LGR 4-6. We have shown that derivatives of R-spondin can be generated that couple its E3 binding domain to an antigen-binding domain that recognizes a specific cell surface protein of our choosing resulting in R-spondin like activity. This technology creates R-spondin mimetics that can be targeted to specific cells in the body that express the chosen cell surface protein, which is illustrated in the Figure 7 below.

Figure 7. Our SWEETS technology leads to amplification of the Wnt signaling pathway by inhibition of Fzd degradation by the E3 ligase/proteasome pathway. Specificity of SWEETS binding is driven by an antigen-binding domain that can be targeted to specific cell surface proteins.

In a proof-of-concept experiment conducted internally, an antibody-binding domain recognizing a cell surface protein was fused to a R-spondin protein in which the binding site for LGR 4-6 had been inactivated. This recombinant antibody R-spondin construct (the red line in “Target Cell” in Figure 8 below) stimulated the Wnt signaling pathway in cells that expressed the cell surface protein and was inactive in cells lacking the cell surface protein (the red line in “Non-Target Cell”). Wild-type R-spondin did not exhibit this selectivity and led to the Wnt signaling pathway amplification in both types of cells (the black lines in the figure below). A non-cell surface targeted molecule serving as a negative control (the blue lines in the figure below) did not demonstrate any activity.

Figure 8. Cell specificity of R-spondin was altered by inactivating the LGR 4-6 binding site and adding an antigen-binding domain for a specific cell surface protein. SWEETS shown in red.

SZN-043, a SWEETS product candidate for the treatment of severe liver diseases

SZN-043 is our product candidate in development for severe AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS™ technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. We have shown that SZN-043 activates Wnt signaling in hepatocytes and contributes both to increasing hepatocyte proliferation and to restoring liver function. The Phase 1a study was completed in February 2024. SZN-043 demonstrated acceptable safety and tolerability in the planned Phase 1b dose range (0.5 mg/kg to 1.5 mg/kg), with evidence of target engagement, Wnt signal activation and effects on liver function. The observed safety, pharmacokinetics and pharmacodynamic activity were the basis for our previous announcement that we planned to initiate enrollment in the Phase 1b study in severe AH. We are actively initiating the aforementioned Phase 1b clinical trial and anticipate potential proof-of-concept data from the Phase 1b clinical trial in the first half of 2025.

Severe AH Background

Severe AH is inflammation of the liver caused by excessive alcohol ingestion. Severe AH is most likely to occur in people who drink heavily over many years; however, the relationship between drinking and AH is complex.

Not all heavy drinkers develop AH, and the disease can occur in people who drink only moderately. AH is characterized by the rapid onset of jaundice, malaise, anorexia, liver enlargement and a systemic inflammatory response syndrome, or SIRS. AH is characterized by impaired hepatocyte proliferation. In these patients, higher Wnt signaling and hepatocyte proliferation have been associated with better outcomes.

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

Our Solution: SZN-043

We are developing SZN-043, a tissue-selective R-spondin mimetic based on our SWEETS technology, for the treatment of severe liver disease. Our goal was to create a molecule that could stimulate liver regeneration by amplifying the effect of naturally occurring Wnt proteins. SZN-043 is a bispecific antibody that mimics the stimulatory effect of R-spondin specifically on hepatocytes through targeting of asialoglycoprotein receptor 1, or ASGR1. Liver regeneration has been shown to be an important predictor and biomarker for disease severity, response to corticosteroids and patient survival in those with severe AH. We believe that the regenerative capacity that

SZN-043 has shown in preclinical models will potentially improve the outcome of patients with severe AH. Figure 9 below describes the proposed mechanism of action of SZN-043.

Figure 9. In liver injury, SZN-043 amplifies the regenerative activity of endogenous Wnts by stabilizing their Fzd receptors on hepatocytes

Selective Wnt Pathway Activation

Similar to R-spondin, SZN-043 leads to an amplification of Wnt signaling by inhibiting internalization and degradation of Fzd. However, an important difference from R-spondin is that SZN-043 requires binding to ASGR1, a protein that is exclusively expressed on hepatocytes, for activity. A single dose of SZN-043 at 10 mg/kg led to the amplification of the Wnt signaling pathway, as measured by Axin2 expression, a common indicator of Wnt signaling activity, in mouse liver, but not in any of the other tissues analyzed. In a similar experiment, R-spondin at 10 mg/kg led to Wnt pathway activation in multiple tissues including liver, lung, stomach, intestines, and pancreas, as can be seen in Figure 10 below.

Figure 10. R-spondin (R-spo2) significantly increased Axin2 expression in many tissues, whereas SZN-043 only increases Axin2 expression in the liver. (* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001)

Hepatocyte Proliferation

Mice treated with a single dose of SZN-043 had significantly increased proliferation of hepatocytes at 48 hours as measured by Ki-67 expression (green signal in Figure 11 below), a nuclear protein that is associated with, and used as, a cellular marker of proliferation. Treatment with SZN-043 led to an increased number of hepatocytes that express hepatocyte nuclear factor 4α, or HNF4α (red signal in Figure 11, below), a master regulator of hepatic differentiation that is critical to the regulation of liver differentiation and development. In Figure 11, a yellow signal results from the merging of a green and red signal, indicating that the proliferating cells are hepatocytes.

Figure 11. SZN-043 led to increased proliferation and differentiation of hepatocytes in mice. (* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001)

Functional Improvement

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

Elevated ammonia levels are also observed in a mouse model of AH. In this model, AH is induced by seven weeks of a binge ethanol diet. After seven weeks, the ethanol diet is suspended, and liver injury is assessed. Treatment with SZN-043 significantly lowered ammonia levels in this model by day three, as shown in Figure 12.

Ammonia
Plasma AMMN (μmol/L)
250
200
150
100
50
0
D0
D3
D7
**
LLOQ
Baseline
Pair Fed
EtOH
Anti-GFP
SZN-043

Figure 12. SZN-043 treatment significantly reduced ammonia levels in an alcohol-associated hepatitis mouse model. (* p < 0.05, ** p < 0.01, *** p < 0.001, **** p < 0.0001)

Clinical Development of SZN-043

We completed the Phase 1a study in February 2024, and SZN-043 demonstrated acceptable safety and tolerability in the planned Phase 1b dose range (0.5 mg/kg to 1.5 mg/kg), with evidence of target engagement, Wnt signal activation and effects on liver function. The observed safety, pharmacokinetics and pharmacodynamic activity were the basis for our plan to initiate enrollment in the Phase 1b study in severe AH.

The randomized, placebo-controlled Phase 1a trial enrolled a total of 48 subjects, including 40 healthy volunteers and 8 patients with cirrhosis and a history of liver disease. Single or multiple IV doses were administered in doses ranging from 0.5mg/kg to 3 mg/kg. There were no serious adverse events nor infusion reactions observed. In the planned Phase 1b trial dose range (0.5 mg/kg to 1.5 mg/kg), adverse events assessed to be drug related were mild to moderate and all resolved during the study. In healthy volunteers a few asymptomatic and transient transaminase elevations (ranging from mild to moderate) were observed which resolved without intervention, and with no clinical sequelae. There were no drug related adverse events reported in patients with cirrhosis at any dose. The pharmacokinetics of SZN-043 were consistent with our expectations and supportive of the planned doses, schedule and route of administration for alcohol-associated hepatitis.

In cirrhotic patients with a history of liver disease, the Phase 1a study also demonstrated dose dependent pharmacodynamic activity through activation of Wnt signaling as assessed by the methacetin breath test. This test measures activation of the Wnt pathway via the metabolism of a Wnt target gene (CYP1A2) substrate. Target engagement was confirmed via transient increases in alkaline phosphatase, or ALP. Increases in ALP are indicative of SZN-043 binding to its targeting receptor ASGR1 and reduction in its capacity to clear ALP, consistent with observations in other ASGR1 binding agents. SZN-043 also showed effects on liver function in cirrhotic patients as measured by HepQuant which is a test that measures cholate clearance, a liver specific function that quantifies liver function.

We anticipate conducting a Phase 1b clinical trial in patients with severe AH in 2024 with the primary endpoints of safety and pharmacokinetics and exploratory efficacy endpoints consisting of the Lille and MELD scores. The Lille model is a highly predictive measure of likelihood of death at three and six months calculated by taking into account patient age, renal insufficiency, albumin, prothrombin time, bilirubin, and evolution of bilirubin at day seven. The MELD score is a separate prognostic scoring system that is used to predict the three-month mortality due to liver disease based on laboratory parameters such as creatinine, bilirubin, and INR measurements. Based on the severity and our estimates of the prevalence of severe AH, we are exploring whether SZN-043 may qualify for breakthrough therapy designation, orphan drug designation and/or fast track designation, which may accelerate its path towards potential regulatory approval.

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

Stanford License Agreements

In March 2016, we entered into a license agreement with Stanford University, or the 2016 Stanford Agreement, which was amended in July 2016, October 2016 and January 2021, pursuant to which we obtained a worldwide, exclusive, sublicensable license under certain patents, rights, or licensed patents and technology related to our engineered Wnt surrogate molecules to make, use, import, offer to sell and sell products that are claimed by the licensed patents or that use or incorporate such technology, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases. The 2016 Stanford Agreement covers two patent families and any patents that grant from these families are predicted to expire in 2035 and 2037, absent any patent term adjustments or extensions. In consideration for this license, we paid Stanford a nominal upfront fee and issued nominal shares of our common stock to Stanford, the University of Washington and two co-inventors of the licensed patents. In addition, we agreed to pay Stanford nominal annual license maintenance fees which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $0.9 million for the achievement of specified development and regulatory milestones, and an aggregate of up to $5.0 million for the achievement of specified sales milestones. Stanford is also entitled to receive royalties from us equal to a very low single digit percentage of our and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country basis, until the last-to-expire valid claim of a licensed patent covering a licensed product in the country of manufacture or sale. Additionally, we agreed to pay Stanford a sub-teen double digit percentage of certain consideration we receive as a result of granting sublicenses to the licensed patents. However, we and Stanford may be able to negotiate a lower non-royalty sublicense percentage based on the then-current value of the licensed patents for each sublicense product. If we are acquired, we agreed to pay a one-time change of control fee in the low six figures. Stanford retains the right under the 2016 Stanford Agreement, on behalf of itself, Stanford Hospital and Clinics, the University of Washington and all other non-profit research institutions, to practice the licensed patents and technology for any non-profit purpose. The licensed patents and technology are additionally subject to a non-exclusive, irrevocable, worldwide license held by the Howard Hughes Medical Institute to practice the licensed patents and technology for its research purposes, but with no right to assign or sublicense.

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

Under each of the 2016 Stanford Agreement and the 2018 Stanford Agreement, or the Stanford Agreements, we agreed to use commercially reasonable efforts to develop and commercialize licensed products and we agreed to achieve certain funding and development milestones by certain dates. Unless earlier terminated, each Stanford Agreement will continue until the expiration of the patents licensed under such Stanford Agreement. We may terminate either Stanford Agreement at any time for any reason by providing at least 30 days’ written notice to Stanford. Stanford may terminate either Stanford Agreement if we breach certain provisions of that Stanford Agreement and fail to remedy such breach within 90 days after written notice of the breach by Stanford.

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

In September 2023, we amended the Distributed Bio Agreement to cease the use of Distributed Bio’s antibody library and terminate our obligation to pay the respective annual fee. The obligations to make milestone and royalty payments for use of each licensed product remain in full force and effect.

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

Patents and Other Proprietary Rights

As of December 31, 2023, our patent portfolio consisted of over 20 pending patent application families, including 17 families that have entered national phase in the United States and/or other countries, four families with pending Patent Cooperation Treaty, or PCT, applications, one of which has also been filed in certain non-PCT countries (e.g., Taiwan), and four families with pending U.S. provisional applications. These patent applications are directed to, for example, the SWAP and SWEETS platforms, the parental constructs of our lead product candidate, SZN-043, the out-licensed SZN-413, as well as methods of treating disorders of the liver, intestine, retina, cornea, lacrimal gland, lung and kidney.

SWAP Platform Technology

As of December 31, 2023, we solely own or exclusively license 15 patent families related to our SWAP platform. These patent families are directed to compositions of matter and/or methods of use, and relate to Wnt mimetics that bind to both a FZD receptor and an LRP receptor, and binding domains and uses thereof. Any patents that issue from these patent families are predicted to expire between 2035 and 2044 absent any patent term adjustment or extension.

We have exclusively licensed two patent families from The Board of Trustees of the Leland Stanford Junior University, or Stanford, related to our SWAP platform. One patent family has been granted in Australia, Europe, Japan and the United States and is pending in the United States, Australia, Canada, and Japan, and any patents that grant from this patent family are predicted to expire in 2035 absent any patent term adjustment or extension. The other patent family is pending in the United States, and any patents that grant from this patent family are predicted to expire in 2037 absent any patent term adjustment or extension.

SWEETS Platform Technology

As of December 31, 2023, we solely own or exclusively license four patent families related to our SWEETS platform. These patent families are directed to compositions of matter and methods of use of SWEETS molecules, and relate to tissue-selective R-spondin mimetics and binding domains and uses thereof. Any patents that grant from these patent families are predicted to expire between 2038 and 2041 absent any patent term adjustment or extension.

We have exclusively licensed one patent family from Stanford related to our SWEETS platform. This patent family is filed in the United States, Australia, Canada, China, Europe, Hong Kong, India, and Japan, and any patents that grant from this patent family are predicted to expire in 2038 absent any patent term adjustment or extension.

Our solely owned patent families related to our SWEETS platform include three patent families related to compositions of matter and/or methods of use relevant to SZN-043. One of these patent families is filed in the United States, Australia, Canada, China, Europe, Hong Kong, and Japan, and any patents that grant from this patent family are predicted to expire in 2038 absent any patent term adjustment or extension. Another patent family is filed in the United States, and any patents that grant from this patent family are predicted to expire in 2039 absent any patent term adjustment or extension. A patent family directed to SZN-043 composition of matter and methods of use is pending in the United States, Australia, Canada, China, Europe, Japan, and New Zealand, and any patents that grant from national stage applications resulting from these applications are predicted to expire in 2041 absent any patent term adjustment or extension. We plan on filing additional applications on any improvements or modifications of SZN-043 and methods of use thereof.

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

We are aware of product candidates under development for AH and liver failure. Durect Corp's DUR-928 completed a Phase 2/3 clinical trial in patients with severe AH. Intercept, which was acquired by Alfasigma in November 2023, is investigating INT-787 in a Phase 2a clinical trial in subjects with severe AH and Akaza Bioscience is preparing to investigate resatorvid (TAK-242) in a Phase 2 clinical trial of subjects with grade 1 or 2 acute-on-chronic liver failure (ACLF). Evive has completed a Phase 1b study with F-652 a recombinant fusion protein containing human interleukin 22 (IL-22) in AH.

With respect to our earlier stage research programs, we are aware of one FDA-approved treatment targeting the Wnt pathway. Evenity (romosozumab) is a humanized monoclonal antibody targeting sclerostin and currently marketed by Amgen Inc. and UCB for postmenopausal osteoporosis. EyeBio’s Restoret, an investigational tri-specific Wnt agonist antibody, is in a Phase 1b/2a clinical trial in patients with treatment-naïve diabetic macular edema and treatment-naïve neovascular age-related macular degeneration. Ankasa Regenerative Therapeutics, Inc. is developing a liposomal formulation of recombinant human Wnt3A protein, that is applied ex vivo, to harvested autologous bone grafts (autograft) to enhance the osteogenic properties of the autograft prior to reimplantation in orthopedic surgeries. Frequency Therapeutics is developing a therapeutic product focused on the underlying cause of sensorineural hearing loss by activating progenitor cells to regenerate hair cells. AntlerA Therapeutics is a preclinical stage company developing Wnt antibody-like molecules (ANTs) that activate specific Fzd receptor complexes and are designed to control tissue stem cells and promote tissue repair and rejuvenation.

For additional information on the competitive risks we face, please see the section of this Annual Report titled “Risk Factors—Risks Related to Our Business—We face competition from entities that have developed or may develop product candidates for the treatment of the diseases that we may target...”

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
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice, or GCP, requirements and other clinical trial-related regulations to establish the safety, purity and potency of the product candidate for each proposed indication;
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

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated in the trial. Each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA generally does not apply to any biological product for an indication for which orphan designation has been granted. PREA applies to BLAs for orphan-designated biologics if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA has determined is substantially relevant to the growth or progression of a pediatric cancer.

The Best Pharmaceuticals for Children Act, or BPCA, provides a six-month extension of any exclusivity—patent or non-patent—for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

International Regulation

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products.

Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, promotion, and reimbursement vary greatly from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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
•
HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which impose privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and covered subcontractors that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
Federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
The federal transparency requirements under the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;
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

For example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In 2010, the U.S. Congress enacted the Affordable Care Act, which included changes to the coverage and reimbursement of drug products under government healthcare programs. Among other things, the Affordable Care Act, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future.

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

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to health epidemics. We expect that additional state and federal healthcare reform measures will be adopted in the future.

Environmental Regulations

We are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. We believe we are compliant in all material respects with applicable environmental laws. Compliance with existing laws has not had a material effect on capital expenditures, financial condition, or our competitive position with respect to any of our operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our business.

Employees and Human Capital Resources

Our Employees

As of March 31, 2024, we had 42 full-time employees, with 27 in research and development and 15 in general and administrative functions. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

As of March 31, 2024, 38% of all employees were female, and 33% or our managerial employees were female.

Employee Wellness and Safety

It is our goal to provide a safe and healthy workplace for all employees and to eliminate occupational injuries and illnesses. To be successful, the program requires cooperation in all safety and health matters, not only between supervisors and employees, but also between individual employees and their coworkers. It is the obligation of every employee to comply with the requirements of our Injury and Illness Prevention Program at all times. We provide information to employees about workplace safety and health issues through bulletin board postings, memos, training, and online or other written communications. All employees and managers complete workplace harassment and sexual harassment training that includes details on how to report any violation of these policies.

We have taken caution and adhered to local safety guidelines with regard to respiratory viruses (COVID-19, flu and RSV). Policies and practices are in place to ensure the safety of employees within the office, including increasing cleaning procedures, encouraging employees who are able to work from home to do so and implementing mask mandates, social distancing, and additional safety measures as appropriate. We require all U.S. employees to be vaccinated and boosted. For any employee who contracts a virus, we provide sick leave for any affected employee at 100% of their salary or average hourly wages.

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

Corporate Information

Our principal executive offices are located at 171 Oyster Point Blvd., Suite 400, South San Francisco, California 94080 and our telephone number is (650) 489-9000. Our corporate website address is www.surrozen.com. The contents of our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make an investment decision with respect to our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and related notes included elsewhere in this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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
•
In our initial Phase 1 clinical trial for SZN-043, treatment-related adverse events have been observed, and if these findings are present in patients with severe alcohol-associated hepatitis and do not represent acceptable safety, we could require additional capital to complete our clinical trial and development efforts for SZN-043 or we may need to delay or abandon development of SZN-043.
•
We will need substantial additional funds to advance development of product candidates of our Wnt therapeutics platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
•
None of our product candidates have received regulatory approval; our ability to achieve and sustain profitability depends on obtaining regulatory approval and successfully commercializing product candidates, either alone or with collaborators.
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
•
We rely on third parties to conduct our preclinical studies and our clinical trials, and those third parties may not perform satisfactorily.
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
•
We have conducted our clinical trial for our product candidate outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case its development plans will be delayed, which could materially harm its business.
•
A few stockholders, including one of our directors, control the voting rights with respect to a large number of shares of our common stock and could exercise their voting power in a manner that adversely affects us or our stockholders.

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

We expect our net losses to increase substantially as our lead product candidate, SZN-043, advances through clinical development. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, continuing clinical trials for SZN-043, successful development and testing of SZN-413 through our partnership with Boehringer Ingelheim International GmbH, or BI, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future alliances, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our current and potential future collaborators, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

In our initial Phase 1 clinical trial for SZN-043, treatment-related adverse events have been observed, and if these findings are present in patients with severe alcohol-associated hepatitis and do not represent acceptable safety, we could require additional capital to complete our clinical trial and development efforts for SZN-043 or we may need to delay or abandon development of SZN-043.

The Phase 1a clinical trial for SZN-043 was completed in February 2024, but Grade 1 and 2 treatment-related asymptomatic transaminase elevations were present in several subjects dosed with SZN-043. The transaminase elevations for these subjects resolved spontaneously, and no serious adverse events were observed during the study. We intend to further analyze available clinical data and monitor future clinical studies to understand and mitigate, if possible, for these observations. If these observations are present and represent unacceptable safety in the intended population of patients with severe alcohol-associated hepatitis, or AH, we may need to pause the trials to perform additional pre-clinical experiments, causing delays in our development plans and requiring additional capital to resume and complete our development efforts and clinical trial for SZN-043. If we are unable to safely continue the trials for SZN-043 and resolve these observations, development of SZN-043 may be substantially delayed or abandoned and adversely affect our financial condition and results of operations.

We will need substantial additional funds to advance development of product candidates of our Wnt therapeutics platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If SZN-043 or potential future product candidates advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our Wnt therapeutics platform, SZN-043 and other product candidates and we will require significant funds to continue to develop our platform, continue the clinical trial for SZN-043 and to conduct further research and development, including preclinical studies and clinical trials.

To date, we have primarily financed our operations through the sale of equity securities. Until such time as we can generate sufficient revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions. In February 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of our common stock from time to time over a 36-month period, subject to certain conditions and limitations. We may not be able to receive any or all of the funds from Lincoln Park because of the limitations, restrictions, requirements, events of default and other provisions contained in the purchase agreement that could limit our ability to cause Lincoln Park to purchase our common stock. If our stock price decreases, we also may not be able to sell shares to Lincoln Park at all or in amounts sufficient to obtain necessary financing. In December 2022, we entered into an at-the-market sales agreement with Guggenheim Securities, LLC, or Guggenheim, in connection with a shelf registration statement on Form S-3 filed in December 2022, to issue and sell our common stock with an aggregate maximum offering price of $23.0 million under an at-the-market offering program. To date we have not sold any shares of common stock under the sales agreement. Given the volatility in the capital markets, we may not be willing or able to raise equity capital through such at-the-market offering. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or further reduce our business operations due to capital constraints.

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

Our future capital requirements and the period for which we expect existing resources to support our operations may vary significantly from our projections. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development of SZN-043, SZN-413 and other potential future product candidates;
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

None of our product candidates have received regulatory approval; our ability to achieve and sustain profitability depends on obtaining regulatory approval and successfully commercializing product candidates, either alone or with collaborators.

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

We may not be able to access the financial resources to continue development of, or to enter into any collaborations for, SZN-043 or any potential future product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a product candidate, such as:

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

SZN-043, SZN-413 and any other of our future product candidates that are tested in humans may not demonstrate the safety, purity and potency, or efficacy, necessary to become approvable or commercially viable.

We may ultimately discover that SZN-043 and SZN-413 do not possess certain properties that we believe are beneficial for therapeutic effectiveness and safety. For example, although SZN-043 exhibited encouraging results in animal studies, they may not demonstrate the same properties in humans and may interact with human physiology in unforeseen, ineffective or harmful ways, as shown by the observations of asymptomatic transaminase elevations discussed above. As a result, we may never succeed in developing a marketable product based on any of our current or future product candidates. If SZN-043, SZN-413 or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody-based discovery and development and materially and adversely affect our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to use and expand our Wnt therapeutics platform to build a pipeline of product candidates.

A key element of our strategy is to use and expand our Wnt therapeutics platform to discover and develop a portfolio of Wnt product candidates that can facilitate the repair and/or regeneration of damaged tissue for patients suffering from a variety of severe diseases. Although our research and development efforts to date have resulted in the discovery and development of SZN-043, SZN-413 and other potential product candidates, our current product candidates may not be safe or effective therapeutics and we may not be able to develop any successful product candidates. Our platform is evolving and may not reach a state at which building a pipeline of product candidates is possible. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Observations of asymptomatic transaminase elevations in clinical trial of SZN-043 could also impair our ability to build and expand our Wnt platform if we are unable to successfully resolve those observations. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future.

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

Even if regulatory approval is obtained for a product candidate, including SZN-043, we may not generate or sustain revenue from sales of approved products. Market acceptance of our current and potential future product candidates, if approved, will depend on, among other factors:

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

Undesirable side effects caused by SZN-043, SZN-413 or any potential future product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is also possible that there will be side effects associated with the testing or use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, certain researchers have noted that therapeutics targeting the Wnt pathway may lead to tumor formation or proliferation as a result of the downstream impacts of Wnt signaling. To date, we have not observed any such tumor formation with SZN-043 in our preclinical toxicology studies and clinical trial, but there can be no guarantee that our current or future product candidates will not result in tumor formation. Any of these occurrences or failure to resolve the findings related to SZN-043 may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

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

Because we have limited financial and managerial resources, we intend to focus our efforts on specific research and development programs, including clinical development of SZN-043 and SZN-413. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial product candidates or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaborations, licensing or other royalty arrangements in cases in which we would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We rely on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily.

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

We rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and supplies. We do not produce our product candidates in quantities sufficient for preclinical and clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of preclinical and future clinical development materials, including our source for the manufacture of SZN-043. Although our current contract manufacturer has multiple sites capable of producing our products (both drug substance and drug product), we cannot assure you that its preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply collaborators, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply collaborators, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and future clinical activities at commercially reasonable terms in the event that their services to us become interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply collaborators, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

Our third-party manufacturers may be unable to successfully scale manufacturing of SZN-043 or potential future product candidates in sufficient quality and quantity, which would delay or prevent us from developing our current and future product candidates and, if approved, commercializing product candidates.

In order to conduct clinical trials for SZN-043 as well as any potential future product candidates or commercialize, we will need to manufacture large quantities of these product candidates. We may continue to and currently expect to use third parties for our manufacturing needs. Our manufacturing collaborators may be unable to successfully increase the manufacturing capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing collaborators are unable to successfully scale the manufacture of any current or potential future product candidate in sufficient quality and quantity, the development, testing, clinical trials and commercialization of that product candidate may be delayed or infeasible and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

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

If the market opportunities for our current and potential future product candidates, including SZN-043 and SZN-413, are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of moderate to severe IBD, severe AH and retinal vascular associated diseases that SZN-043 and SZN-413, respectively, may be able to treat are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may further be reduced if its estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from SZN-043 or SZN-413.

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

The key competitive factors affecting the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the level of competition and the availability of coverage and adequate reimbursement from third-party payors. If any of our product candidates are approved and commercialized, it is likely that we will face increased competition as a result of other companies pursuing development of products to address similar diseases. For SZN-043 and our earlier stage research programs, we face competition from approved therapies and potential competition from product candidates in development for the indications we are pursuing or may pursue.

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

If material weaknesses or control deficiencies occur in the future, we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

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

Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under current law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under current law, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2023, we had NOLs of approximately $155.7 million and $53.0 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. NOLs generated after 2018 for federal tax reporting purposes of $143.2 million have an indefinite carryforward period. The remaining federal and all state NOLs begin expiring in 2036.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have determined that we likely had an ownership change in September 2020. As a result of the annual limitations caused by the ownership changes, it was estimated that approximately $1.3 million of federal tax credit and $27.4 million of California NOL will expire unutilized for income tax purposes, and such amounts are excluded from the carryforward balances of December 31, 2023. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, and some of which are outside our control. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which may result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.

Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Craig Parker, our President and Chief Executive Officer, and Charles Williams, our Chief Financial Officer and Chief Operating Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of the executive team, management team or other key employees or advisors could delay research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers are located outside of the United States and we have conducted, and anticipate conducting additional future, clinical trials, including our Phase 1 trial for SZN-043, outside of the United States. Furthermore, if we or any current or future collaborator succeed in developing any products, we anticipate marketing them in the European Union, or EU, and other jurisdictions in addition to the United States. If approved, we or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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
•
natural disasters, political and economic instability, wars, terrorism, political unrest, outbreak of disease, boycotts, trade wars and other significant events;
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

As we conduct preclinical studies and clinical trials of SZN-043, SZN-413 and other potential future product candidates, we are and will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of these product candidates. Product liability claims could delay or prevent completion of development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, manufacturing processes and facilities or marketing programs and potentially a recall of products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we or any current or future collaborators may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Even if patents do successfully issue from our owned or in-licensed patent application, and even if such patents cover our current or any future technologies or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any current or future technologies or product candidates that it may develop. Likewise, if patent applications we own or have in-licensed with respect to our development programs and current or future technologies or product candidates fail to issue, if their breadth or strength is threatened, or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or product candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain or any loss of patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar or identical to SZN-043, SZN-413 or any future product candidates.

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

Because the antibody landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing, misappropriating or violating third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering portions of antibodies that may be relevant for product candidates that we wish to develop. We are aware of third party patents and patent applications that claim aspects of our current or potential future product candidates and modifications that we may need to apply to our current or potential future product candidates. In particular, we are aware of pending patent applications that could result in patents that cover aspects of the SZN-043 product candidate. There are also many issued patents that claim antibodies or portions of antibodies that may be relevant to products we wish to develop. The holders of such patents and patent applications may be able to block or delay our ability to develop and commercialize the applicable product candidate, including SZN-043, unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all, or it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property.

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

Our product candidate SZN-043 has begun clinical development and its risk of failure is high. It is impossible to predict when or if our candidates or any potential future product candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety, purity, and potency, or efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain, particularly in light of recent observations relating to clinical trial for SZN-043. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. We initiated first-in-human trials of SZN-043 in the second quarter of 2022. We have experienced (as described above), and may further experience, delays in initiating our planned clinical studies. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, will enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

•
unfavorable findings or observations that cause us to pause or modify our clinical trial;
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
•
obtaining IRB or ethics committee, or EC, approval at each clinical trial site;
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

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize SZN-043, SZN-413 or potential future product candidates.

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

We have conducted our clinical trial for our product candidate outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case its development plans will be delayed, which could materially harm its business.

We have conducted and may further conduct clinical trials for our product candidate outside the United States. For example, we have conducted the Phase 1 trial of SZN-043 in New Zealand. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless (i) those data are applicable to the U.S. population and U.S. medical practice; (ii) the studies were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. For studies that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such studies not subject to an IND, the FDA generally does not provide advance comments on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Any regulatory approvals that we or our current or potential future collaborators obtain for SZN-043, SZN-413 or any potential future product candidate may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such product candidate. In addition, if the FDA or any other regulatory authority approves SZN-043, SZN-413 or any of our future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Among the provisions of the ACA, of greatest importance to the pharmaceutical and biotechnology industry are increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In addition, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

Our stock price is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report titled “Risk Factors” and the following:

•
our ability, or the ability of our business partners, to advance SZN-043, SZN-413 or potential future product candidates into the clinic;
•
results of preclinical and clinical studies for SZN-043, SZN-413 or potential future product candidates, or those of our competitors or current and potential future collaborators;
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

Because our management will have flexibility in allocating our cash, you may not agree with how we use our cash and it may not be invested successfully.

We currently expect to use our current cash to fund the development of SZN-043 through the continuation of first in human trials and to fund our other ongoing research and discovery programs, as well as for working capital and other general corporate purposes. We may also use a portion of our cash to in-license, acquire or invest in complementary businesses, technologies, products or assets. However, other than our CLA with BI, we have no current commitments or obligations to do so. Therefore, our management will have flexibility in allocating our cash. Accordingly, you will be relying on the judgment of our management with regard to the allocation of our cash, and you will not have the opportunity, as part of your investment decision, to assess whether the cash is being allocated appropriately. It is possible that the cash will be invested in a way that does not yield a favorable, or any, return for our company.

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

Significant additional capital will be needed in the future to continue our planned operations, including further development of our Wnt therapeutics platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. For example, in April 2024, we entered into a securities purchase agreement with certain institutional investors and management and issued and sold in a private placement: (i) 1,091,981 shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11,136,106 shares of common stock. In addition, outstanding options and warrants may be exercised, resulting in the issuance of additional shares of common stock. Any such issuance would result in dilution to our stockholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of our common stock.

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

A few stockholders, including one of our directors, control the voting rights with respect to a large number of shares of our common stock and could exercise their voting power in a manner that adversely affects us or our stockholders.

As of March 31, 2024, The Column Group (managed by one of our directors, Tim Kutzkey, Ph.D.) holds approximately 30% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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
•
division of our board of directors into three classes, serving staggered terms of three years each; and
•
the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

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

Our public warrants are issued in registered form under a warrant agreement by and between Continental Stock Transfer & Trust Company, as the warrant agent, and us, dated as of March 31, 2023, or the Warrant Agreement. The Warrant Agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, convert the public warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a public warrant.

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to holders, thereby making such public warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant, provided that the last reported sales price of our common stock equals or exceeds $270 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force you (a) to exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (c) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting and monitoring and detection tools to allow security researchers to assist us in identifying vulnerabilities in our environment before they are exploited by malicious threat actors. We also maintain a third-party security program to identify, prioritize, assess, mitigate and remediate third party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful. We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits, and conducting threat and vulnerability assessments. Depending on the environment, we implement and maintain various processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our information system and data, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, vendor risk management program, employee training, and penetration testing.

We work with third-party service providers from time to time that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, consulting firms, threat intelligence service providers, and penetration testing firms. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Refer to Item 1A “Risk Factors” in this Annual Report on Form 10-K for additional discussion about cybersecurity-related risks.

Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our audit committee is responsible for the oversight of risks from cybersecurity threats. Members of our audit committee receive updates on a quarterly basis from senior management, including leaders from our Information Technology team regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes are overseen by our Information Technology team. Such individuals have an average of over 15 years of prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the audit committee on any appropriate items. The audit committee holds quarterly meetings and receives periodic reports from management, concerning our significant cybersecurity threats and risk and the processes we have implemented to address them.

Item 2. Properties.

Our principal executive office is located in South San Francisco, California, pursuant to a lease that expires in April 2025. We believe that our current facility is adequate to meet our ongoing needs and, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and public warrants are currently listed on the Nasdaq Capital Market under the symbols “SRZN” and “SRZNW”, respectively.

Holders

As of March 31, 2024, there were 56 holders of record of our shares of common stock and 15 holders of record of our public warrants. These amounts do not include stockholders for whom shares are held in street name by banks, brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding our equity compensation plans is hereby incorporated by reference from Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information” of this Annual Report.

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

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered securities during the period covered by this Annual Report other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, or this Annual Report. This discussion includes both historical information and forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections titled “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report. Unless otherwise indicated, the terms “Surrozen,” “we,” “us,” or “our” refer to Surrozen, Inc., a Delaware corporation.

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

The chart below represents a summary of our wholly owned product candidates:

Please see “Part I, Item I – Business” for a further discussion of our product candidates and clinical development programs.

Restructuring

In January 2023, we implemented a restructuring plan approved by our board of directors to prioritize and focus our resources on key clinical and discovery programs. The plan included a reduction of our overall workforce by approximately 25%. We completed the workforce reduction in the first quarter of 2023 and incurred one-time restructuring charges of approximately $1.2 million, including employee severance and other termination benefits.

In July 2023, we adopted and executed another restructuring plan approved by our board of directors to further reduce our overall workforce by approximately 38%. We believe that the restructuring plan will enable us to better align our workforce with our business needs and focus more of our capital resources on our clinical stage programs. We substantially completed the workforce reduction by the end of 2023, and incurred one-time restructuring charges of approximately $1.6 million, including employee severance and other termination benefits, to be recognized ratably over the requisite service period.

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. For the years ended December 31, 2023 and 2022, we incurred net losses of $43.0 million and $36.0 million, respectively. As of December 31, 2023, we had an accumulated deficit of $221.7 million and cash and cash equivalents of $36.0 million.

We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we expand our pipeline and advance our product candidates through clinical development and regulatory submissions. Specifically, in the near term we expect to incur substantial expenses relating to our clinical trials, the development and validation of our manufacturing processes, and other research and development activities.

Please see Note 8 “Restructuring” to our consolidated financial statements for further discussion of our restructuring activities.

Reverse Stock Split

On December 13, 2023, we filed a certificate of amendment to our certificate of incorporation to effect a 1-for-15 reverse stock split of our issued and outstanding common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock was converted into one issued and outstanding share of common stock, without any change in par value per share. The Reverse Stock Split affected all shares of our common stock outstanding immediately prior to the effectiveness of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under our equity incentive plans and employee stock purchase plan. In addition, the Reverse Stock Split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options, restricted stock units and warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in the exercise price per share applicable to such stock options and warrants. No fractional shares were issued because of the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof.

Impact of Inflation

Inflation has increased and is expected to continue to increase for the near future. Inflation generally affects us by increasing our labor costs, research and clinical trial costs. While we do not believe that inflation has had a material effect on our financial condition and results of operations during the periods presented, it may result in increased costs in the foreseeable future and adversely affect our business and financial condition. In addition, inflation may cause us to experience greater uncertainty in general economic conditions and additional volatility in the market price of our common stock. If these conditions worsen or do not improve, our ability to raise capital and our stockholders’ ability to sell their shares will be adversely affected.

Licensing Arrangements

In October 2022, we executed the CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using the our SWAP technology, including SZN-413. We and BI are conducting partnership research focused on SZN-413 during a one-year period, which BI extended for an additional six-month period. We granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI and their derivatives. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. For five years after the effective date of the CLA, we are prohibited from preclinically and clinically developing or commercializing Fzd4 bi-specific antibodies for any diseases of the eye, and BI is prohibited from clinically developing or commercializing licensed products for any purpose other than diseases of the eye.

We also have entered into patent and research license arrangements with third-parties. The license agreements require milestone payments upon the achievement of certain regulatory and developmental stages. In addition, we will be required to pay royalties on sales of certain licensed products. As of December 31, 2023, we have incurred nominal fees and milestone payments under our license agreements. Upon the achievement of further regulatory and developmental milestones and the sale of licensed products, we may incur significant fees and royalties under these licenses.

Please see “Part I, Item I – Business – Intellectual Property - Collaboration and Licensing Arrangements” for a further discussion of our collaboration and licensing arrangements.

Components of Results of Operations

Collaboration and License Revenue

We had not generated any revenue prior to the execution of the CLA in October 2022. Under the terms of the CLA, BI paid us a non-refundable upfront payment of $12.5 million less applicable withholding tax, and we are eligible to receive success-based milestone payments up to $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. We received $10.5 million of the upfront payment from BI in November 2022 and expect to receive the refund of the associated withholding tax of $2.2 million in 2024. The non-refundable upfront payment of $12.5 million was recognized as collaboration and license revenue in 2022.

We do not expect to generate any revenue from the sale of our products unless and until we obtain regulatory clearance or approval.

Operating Expenses

We classify operating expenses into three main categories: (i) research and development expenses, (ii) general and administrative expenses and (iii) restructuring expenses.

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

We expect that our research and development expenses will increase for the foreseeable future as we identify and develop product candidates, in particular as we seek to continue clinical trials and pursue regulatory approval and commercialization for SZN-043.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of SZN-043 or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates, many of which are outside of our control, including those associated with:

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
•
per patient trial costs;
•
successful patient enrollment in, and the initiation of, clinical trials, as well as drop out or discontinuation rates, the availability of alternate treatments and the limited pool of eligible patients in certain disease areas;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work;
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

Restructuring Expenses

Restructuring expenses include costs in connection with the workforce reductions implemented in 2023. These costs consist of employee severance and other termination benefits.

Interest Income

Interest income consists primarily of interest earned on our cash equivalents and marketable securities.

Other Income, Net

Other income, net primarily consists of the gain on the change in fair value of warrant liabilities.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Collaboration and license revenue	$—	$12,500	$(12,500)	-100%
Operating expenses:
Research and development	27,230	37,013	(9,783)	-26%
General and administrative	15,798	19,826	(4,028)	-20%
Restructuring	2,752	—	2,752	*
Total operating expenses	45,780	56,839	(11,059)	-19%
Loss from operations	(45,780)	(44,339)	(1,441)	3%
Interest income	2,340	781	1,559	200%
Other income, net	398	7,554	(7,156)	-95%
Net loss	$(43,042)	$(36,004)	$(7,038)	20%

* Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (dollars in thousands):

	Year Ended December 31,		$	%
	2023	2022	Change	Change
SZN-043	$11,240	$11,702	$(462)	-4%
SZN-1326	5,913	8,827	(2,914)	-33%
Discovery and preclinical stage programs	10,077	16,484	(6,407)	-39%
Total research and development expenses	$27,230	$37,013	$(9,783)	-26%

The decrease of $0.5 million, or 4%, in SZN-043 program expenses for 2023, compared to 2022, is primarily due to the workforce reductions effective in 2023. The decrease of $2.9 million, or 33%, in SZN-1326 program expenses for 2023, compared to 2022, is primarily due to the completion of manufacturing drug substance and the workforce reductions effective in 2023. The decrease of $6.4 million, or 39%, in discovery and preclinical stage program expenses for 2023, compared to 2022, is primarily due to the workforce reductions implemented in 2023 to focus our resources on our clinical stage programs.

General and Administrative Expenses

The decrease of $4.0 million, or 20%, in general and administrative expenses for 2023, compared to 2022, is primarily attributable to employee retention credits of $1.3 million received in 2023, and a reduction in employee-related expenses, professional fees and recruiting associated with the workforce reductions implemented in 2023.

Restructuring

The increase of $2.8 million in restructuring charges for 2023, compared to 2022, is attributable to workforce reductions implemented in 2023.

Interest Income

The increase of $1.6 million, or 200%, in interest income for 2023, compared to 2022, is due to the increase in market interest rates on our money market funds and marketable securities.

Other Income, Net

The decrease of $7.2 million, or 95%, in other income, net, for 2023, compared to 2022, is primarily attributable to a $7.7 million decrease in gain on the change in fair value of warrant liabilities, offset by a $0.3 million increase in expenses related to the commitment shares issued to Lincoln Park under the Equity Purchase Agreement in February 2022 and a $0.2 million increase in income related to the foreign currency remeasurement on the refund of the withholding tax associated with the upfront payment from BI.

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

Lincoln Park Equity Line of Credit

We entered into a purchase agreement and a registration rights agreement with Lincoln Park in February 2022, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million shares of our common stock, subject to the terms of the purchase agreement. To date we have not sold any shares of common stock under the purchase agreement.

Guggenheim “At-the-Market” Program

We entered into an at-the-market sales agreement with Guggenheim Securities, LLC, in December 2022, under which we may issue and sell up to $23.0 million shares of our common stock. To date we have not sold any shares of common stock under the sales agreement.

Private Placement

In April 2024, we entered into a securities purchase agreement with certain institutional investors and management and issued and sold in a private placement: (i) 1,091,981 shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11,136,106 shares of common stock. At the closing of the private placement, we received aggregate upfront gross proceeds of approximately $17.6 million, before deducting placement agent fees and other expenses. If the warrants are exercised in full we will receive additional gross proceeds of approximately $175.5 million. All of the warrants issued in the private placement are outstanding as of the filing of this Annual Report.

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

As of December 31, 2023, we had cash and cash equivalents of $36.0 million and accumulated deficit of $221.7 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and the gross proceeds of approximately $17.6 million received in April 2024 from the closing of the private placement, before deducting placement agent fees and other expenses, will be sufficient to fund our operations for at least the next 12 months from the date of this Annual Report. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the scope, rate of progress, results and costs of researching and developing our lead product candidates or any future product candidates, conducting preclinical and clinical studies, in particular our current ongoing clinical study of SZN-043;
•
the outcome, costs, and timing involved in obtaining regulatory approvals for our product candidates;
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
•
the timing, receipt, and amount of sales from SZN-043 and any other product candidates, if approved;
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
•
the effects of the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide.

In addition, any future financing through sales of equity securities will cause our stockholders to experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others our rights to any of our current or future product candidates or discovery programs in certain territories or indications that we would prefer to develop and commercialize ourselves.

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(40,363)	$(44,145)
Net cash provided by investing activities	51,723	38,309
Net cash provided (used in) by financing activities	276	(2,565)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,636	$(8,401)

Cash Used in Operating Activities

Cash used in operating activities of $40.4 million for 2023 was primarily due to the use of funds in our operations and the resulting net loss of $43.0 million and a net change of $3.9 million in our net operating assets and liabilities, partially offset by $6.6 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net decrease in accounts payable and accrued and other liabilities.

Cash used in operating activities of $44.1 million for 2022 was primarily due to the use of funds in our operations and the resulting net loss of $36.0 million and a net change of $8.4 million in our net operating assets and liabilities, partially offset by $0.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in accounts receivable and a net decrease in accounts payable and accrued and other liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities of $51.7 million for 2023 consisted primarily of $80.2 million of proceeds from the maturities of marketable securities, partially offset by $28.0 million of cash used for the purchases of marketable securities and $0.4 million of cash used for the purchases of property and equipment.

Cash provided by investing activities of $38.3 million for 2022 consisted primarily of $68.6 million of proceeds from the maturities of marketable securities, partially offset by $29.6 million of cash used for the purchase of marketable securities and $0.8 million of cash used for the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities of $0.3 million for 2023 consisted primarily of proceeds from the issuance of common stock under the employee stock purchase plan.

Cash used in financing activities of $2.6 million for 2022 consisted primarily of $2.7 million of cash used for the repurchase of common stock and warrants, partially offset by $0.1 million of proceeds from the issuance of common stock under the employee stock purchase plan.

Contractual Obligations and Commitments

As of December 31, 2023, we have lease obligations primarily consisting of one operating lease for our facility. The lease expires in April 2025. Under the terms of our operating leases, we had lease obligations of $3.6 million in payments through 2025 as of December 31, 2023.

We are party to license or subscription agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low single-digit percentages based on sales of licensed products. The payment obligations under the license agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

We enter into contracts in the normal course of business with third-party vendors for preclinical research studies, clinical trials, research supplies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination on notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. As of December 31, 2023, we had not accrued for any termination or cancellation charges as these were not considered probable.

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

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

Research and Development Expenses

Research and development costs are expensed as incurred. A substantial portion of our preclinical studies, clinical trials and contract manufacturing activities is conducted by third-party service providers. We accrue for estimated costs of research and development activities conducted by third-party service providers based upon the estimated services provided but not yet invoiced, and we include these costs in accrued and other liabilities within the consolidated balance sheets. We estimate the amounts incurred in each period based on the information available and our knowledge of the nature of the contractual activities generating such costs. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

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

Impairment of Long-Lived Assets

We review our long-lived assets, which include property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

As of December 31, 2023, we identified an indicator of impairment of our long-lived assets due to a sustained decline in the trading price of our common stock over the preceding year, resulting in our market capitalization being below our net asset value. As a result of the sustained decline in our stock price, we determined an impairment indicator was present. We determined all of our long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment and concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. The implied allocated impairment loss to any individual asset within the long-lived asset group shall not reduce the carrying amount of that asset below its fair value.

To determine the fair value of the individual assets within the asset group, we utilized the discounted cash flow method of the income approach based on market participant assumptions. Calculating the fair value of the assets involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates and market conditions. Changes in the factors and assumptions used could materially affect the amount of impairment loss recognized in the period the asset was considered impaired. For 2023, we recognized an impairment loss of $0.2 million, consisting of $0.1 million on the operating lease right-of-use asset and $0.1 million on the leasehold improvements, which is included in research and development expenses and general and administrative expenses.

Emerging Growth Company Status

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Annual Report for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent they have been made, of their potential impact on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

SURROZEN, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Surrozen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surrozen, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Francisco, California

April 10, 2024

SURROZEN, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$36,043	$24,690
Accounts receivable	2,152	1,978
Short-term marketable securities	—	51,148
Prepaid expenses and other current assets	2,937	3,489
Total current assets	41,132	81,305

Property and equipment, net	1,969	3,630
Operating lease right-of-use assets	1,889	3,268
Restricted cash	688	405
Other assets	402	827
Total assets	$46,080	$89,435

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$525	$658
Accrued and other liabilities	4,126	6,848
Lease liabilities, current portion	2,497	2,226
Total current liabilities	7,148	9,732

Lease liabilities, noncurrent portion	882	3,376
Warrant liabilities	115	326
Total liabilities	8,145	13,434

Commitments and contingencies (Note 5 and Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of December 31, 2023 and 2022; 2,063 and 2,006 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in-capital	259,630	254,895
Accumulated other comprehensive loss	—	(241)
Accumulated deficit	(221,695)	(178,653)
Total stockholders’ equity	37,935	76,001
Total liabilities and stockholders’ equity	$46,080	$89,435

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Collaboration and license revenue	$—	$12,500
Operating expenses:
Research and development	27,230	37,013
General and administrative	15,798	19,826
Restructuring	2,752	—
Total operating expenses	45,780	56,839
Loss from operations	(45,780)	(44,339)
Interest income	2,340	781
Other income, net	398	7,554
Net loss	(43,042)	(36,004)
Unrealized gain (loss) on marketable securities, net of tax	241	(122)
Comprehensive loss	$(42,801)	$(36,126)

Net loss per share attributable to common stockholders, basic and diluted	$(21.33)	$(15.56)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,018	2,314

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	2,336	$—	$252,468	$(119)	$(142,649)	$109,700
Issuance of common stock under Equity Purchase Agreement	7	—	273	—	—	273
Issuance of common stock under employee stock purchase plan	23	—	143	—	—	143
Repurchase of early exercised stock options	(1)	—	—	—	—	—
Repurchase and cancellation of common stock	(359)	—	(2,607)	—	—	(2,607)
Vesting of early exercised stock options	—	—	101	—	—	101
Stock-based compensation expense	—	—	4,517	—	—	4,517
Other comprehensive loss	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(36,004)	(36,004)
Balance at December 31, 2022	2,006	—	254,895	(241)	(178,653)	76,001
Issuance of common stock under employee stock purchase plan	58	—	332	—	—	332
Issuance of common stock upon option exercises	—	—	3	—	—	3
Redemption of fractional shares due to reverse stock split	—	—	(4)	—	—	(4)
Repurchase of early exercised stock options	(1)	—	—	—	—	—
Vesting of early exercised stock options	—	—	32	—	—	32
Stock-based compensation expense	—	—	4,372	—	—	4,372
Other comprehensive income	—	—	—	241	—	241
Net loss	—	—	—	—	(43,042)	(43,042)
Balance at December 31, 2023	2,063	$—	$259,630	$—	$(221,695)	$37,935

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(43,042)	$(36,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,911	1,955
Stock-based compensation	4,372	4,517
Non-cash operating lease expense	1,273	1,314
Amortization of (discount) premium on marketable securities, net	(732)	108
Non-cash impairment of long-lived assets	169	—
Change in fair value of warrant liabilities	(211)	(7,890)
Gain on foreign currency remeasurement	(174)
Other expense related to the commitment shares issued to Lincoln Park	—	273
Changes in operating assets and liabilities:
Accounts receivable	—	(1,978)
Prepaid expenses and other current assets	915	(50)
Other assets	62	(379)
Accounts payable	(133)	(2,038)
Accrued and other liabilities	(2,550)	(1,782)
Operating lease liabilities	(2,223)	(2,191)
Net cash used in operating activities	(40,363)	(44,145)
Investing activities:
Purchases of property and equipment	(398)	(728)
Purchases of marketable securities	(28,044)	(29,600)
Proceeds from maturities of marketable securities	80,165	68,637
Net cash provided by investing activities	51,723	38,309
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	3	—
Proceeds from issuance of common stock upon employee stock plan purchases	332	143
Repurchase and cancellation of common stock	—	(2,607)
Repurchase of warrants	—	(85)
Repurchase of early exercised stock options	(55)	(16)
Redemption of fractional shares due to reverse stock split	(4)	—
Net cash provided by (used in) financing activities	276	(2,565)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,636	(8,401)
Cash, cash equivalents and restricted cash at beginning of year	25,095	33,496
Cash, cash equivalents and restricted cash at end of year	$36,731	$25,095
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$85
Vesting of early exercises of stock options	$32	$101

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets:

	December 31,
	2023	2022
Cash and cash equivalents	$36,043	$24,690
Restricted cash	688	405
Cash, cash equivalents and restricted cash	$36,731	$25,095

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Note 1. Organization and Business

Organization

Surrozen, Inc., or the Company, is a clinical stage biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues. The Company, a Delaware corporation, is located in South San Francisco, California, and it operates and manages its business as one operating segment. Surrozen Netherlands, B.V. was incorporated in May 2022 and is located in Amsterdam, Netherlands as a wholly-owned subsidiary of the Company.

Liquidity

The Company has incurred net losses since inception. During the years ended December 31, 2023 and 2022, the Company incurred a net loss of $43.0 million and $36.0 million, respectively. During the years ended December 31, 2023 and 2022, the Company used $40.4 million and $44.1 million of cash in operations. As of December 31, 2023, the Company had cash and cash equivalents of $36.0 million and an accumulated deficit of approximately $221.7 million. The Company expects operating expenses to continue to be significant in connection with its ongoing clinical study and anticipates the need to raise additional capital to continue to execute its long-range business plan.

Management believes that the existing cash, cash equivalents and the gross proceeds of approximately $17.6 million received in April 2024 from the closing of the private placement (see Note 16), before deducting placement agent fees and other expenses, are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its consolidated financial statements. However, if the Company’s anticipated cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

Reverse Stock Split

On December 13, 2023, the Company filed a certificate of amendment to its certificate of incorporation to effect a 1-for-15 reverse stock split of the issued and outstanding common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock was converted into one issued and outstanding share of common stock, without any change in par value per share. The Reverse Stock Split affected all shares of common stock outstanding immediately prior to the effectiveness of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under the equity incentive plans and employee stock purchase plan. In addition, the Reverse Stock Split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options, restricted stock units and warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in the exercise price per share applicable to such stock options and warrants. No fractional shares were issued because of the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof. All share and per share amounts in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include, impairment of long-lived assets, revenue recognition and certain accrued expenses for research and development activities. Management bases its estimates on historical

SURROZEN, INC.

Notes to the Consolidated Financial Statements

experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash, cash equivalents and marketable securities. The Company’s cash is held by financial institutions that may at times exceed federally insured limits. However, the Company’s exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the consolidated balance sheets. The Company believes it is not exposed to significant credit risk on cash. The Company's cash equivalents and marketable securities were held in custodial accounts maintained by third party custodians. The Company's policy is to invest cash in institutional money market funds and marketable securities with high credit quality to limit the amount of credit exposure. The Company maintained a portfolio of cash equivalents and marketable securities in a variety of securities. The Company has not experienced any losses on its cash equivalents and marketable securities.

Cash and Cash Equivalents

Cash equivalents relate to securities having an original maturity of three months or less at the time of purchase. As of December 31, 2023 and 2022, cash and cash equivalents consisted of bank deposits, money market funds and U.S. government agency debt securities.

Restricted Cash

As of December 31, 2023, the Company had $0.7 million of restricted cash consisting of a letter of credit for the Company’s facility lease and the collateral associated with the Company’s credit card program. As of December 31, 2022, the Company had $0.4 million of restricted cash in the form of a letter of credit for the Company’s facility lease.

Marketable Securities

The Company invested its excess cash in marketable U.S. government bonds, commercial paper and corporate debt securities. All marketable securities were classified as available-for-sale and carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company does not buy or hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

Short-term marketable securities have maturities less than or equal to one year as of the balance sheet date. These marketable securities were carried at estimated fair value with unrealized holding gains or losses included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Interest income is recognized in the consolidated statements of operations and comprehensive loss when earned.

The Company periodically evaluates its available-for-sale marketable securities for credit losses. When the fair value of a marketable security is below its amortized cost basis, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the security before recovery of its amortized cost, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the decline in fair value is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of credit losses recognized is limited to the excess of the amortized cost basis over the fair value of the security. An allowance for credit losses for the excess of amortized cost basis over the expected cash flows, if any, is recorded in other income, net on the condensed consolidated statements of operations. Any losses from declines in fair value that are not credit-related are included in accumulated other comprehensive loss in stockholders’ equity.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost net of accumulated depreciation and amortization. Major replacements and improvements that extend the useful lives of assets are capitalized, while general repairs and maintenance are charged to expense as incurred. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives of the assets as follows:

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Asset	Estimated useful life
Leasehold improvements	Shorter of useful life of asset or lease term
Lab equipment	3 years
Furniture and office equipment	3-8 years
Computer equipment and software	3 years

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and the resulting gain or loss is recognized in the period realized.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

Warrant Liabilities

The Company's warrants are classified as liabilities. At the end of each reporting period, any changes in fair value during the period are recognized in other income, net within the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liabilities pertaining to the outstanding warrants for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

The Company records accounts receivable for amounts billed to the customer for which the Company has an unconditional right to consideration. The Company assesses accounts receivable for credit losses and, to date, no credit losses have been recorded.

The Company has a Collaboration and License Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, to which the Company licensed certain rights to its intellectual property that is determined within the scope of ASC 606. The terms of the CLA include payments to the Company of a non-refundable upfront payment, development, regulatory and commercial milestone payments and royalties on net sales of licensed products.

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

Milestone Payments: At contract inception, the Company uses the most likely amount method evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical, clinical, and manufacturing development, which are significant components of research and development expenses, within accrued and other liabilities in the accompanying consolidated balance sheets. A substantial portion of the Company’s preclinical studies, clinical trials and contract manufacturing activities is conducted by third-party service providers. The Company accrues for estimated costs of research and development activities conducted by third-party service providers based upon the estimated services provided but not yet invoiced. We estimate the amounts incurred in each period based on the information available and our knowledge of the nature of the contractual activities generating such costs. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impacts research and development expenses. For the years ended December 31, 2023 and 2022, the Company did not have any material differences between accrued costs and actual costs incurred. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based awards. For stock awards, stock-based compensation cost is estimated on the grant date based on the closing price of the Company's stock, with consideration of whether there is material nonpublic information that could impact the estimated fair value of awards. Stock-Based compensation cost is recognized as expense on a straight-line basis over the requisite service period. Under the Company's employee stock purchase plan, stock-based compensation cost is measured at the beginning of the offering period and recognized on a straight-line basis over the offering period. Forfeitures are accounted for as they occur.

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

	December 31,
	2023	2022
Common stock issuable upon exercise of stock options	311	260
Unvested restricted stock awards	4	7
Unvested restricted stock units	90	—
Unvested common stock subject to repurchase	—	1
Common stock issuable upon exercise of warrants	394	394
Total	799	662

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires entities to disclose additional categories about federal, state and foreign income taxes in the effective tax rate reconciliation as well as provide annual income taxes paid disaggregated by federal, state and foreign taxes. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses and information used to assess segment performance. All disclosure requirements of the update are required for entities with a single reportable segment. The standard is effective for annual periods beginning after December 15, 2023, and interim periods beginning thereafter. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures.

Note 3. Fair Value Measurement

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

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$33,014	$—	$—	$33,014
Total financial assets measured at fair value	$33,014	$—	$—	$33,014

Liabilities(2):
Public Warrants	$53	$—	$—	$53
PIPE Warrants	—	62	—	62
Total financial liabilities measured at fair value	$53	$62	$—	$115

SURROZEN, INC.

Notes to the Consolidated Financial Statements

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$9,194	$—	$—	$9,194
Commercial paper	—	22,549	—	22,549
Corporate bonds	—	10,797	—	10,797
Government bonds	—	17,802	—	17,802
Government agency debt securities(1)	—	3,982	—	3,982
Total financial assets measured at fair value	$9,194	$55,130	$—	$64,324

Liabilities(2):
Public Warrants	$151	$—	$—	$151
PIPE Warrants	—	175	—	175
Total financial liabilities measured at fair value	$151	$175	$—	$326

(1)
Included in cash and cash equivalents on the consolidated balance sheets as of December 31, 2023 and 2022.
(2)
See the definition and discussion of Public Warrants and PIPE Warrants in Note 11.

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

The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. The PIPE Warrants are classified as Level 2 due to the use of observable market data for identical or similar liabilities. The fair value of each PIPE Warrants is determined to be consistent with that of a Public Warrant because the PIPE Warrants are also subject to the make-whole redemption feature, which allows the Company to redeem both types of warrants on similar terms.

There were no changes to the valuation methods utilized, and there were no transfers of financial instruments for the years ended December 31, 2023 and 2022.

There were no marketable securities outstanding as of December 31, 2023. The following table provides the Company’s marketable securities by security type as of December 31, 2022 (in thousands):

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

All short-term marketable securities had maturities of one year or less. There have been no significant realized gains or losses on the marketable securities during the years ended December 31, 2023 and 2022. The Company periodically reviews the available-for-sale

SURROZEN, INC.

Notes to the Consolidated Financial Statements

investments for credit losses. All investments with unrealized losses had been in a loss position for less than 12 months. The Company determined that the unrealized loss was primarily attributed to changes in market interest rates and not to credit quality. Therefore, there were no allowance for credit losses recognized as of December 31, 2023.

Assets that are Measured at Fair Value on a Nonrecurring Basis

The Company's non-financial assets such as property and equipment and operating lease right-of-use assets, are adjusted to fair value on a nonrecurring basis when an impairment has occurred. As of December 31, 2023, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. As a result of the sustained decline in the Company’s stock price, the Company determined an impairment indicator was present. The Company determined all of its long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. The implied allocated impairment loss to any individual asset within the long-lived asset group shall not reduce the carrying amount of that asset below its fair value.

To determine the fair value of the individual assets within the asset group, the Company utilized the discounted cash flow method of the income approach based on market participant assumptions with Level 3 inputs. These represent a Level 3 nonrecurring fair value measurement. Calculating the fair value of the assets involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates and market conditions. Changes in the factors and assumptions used could materially affect the amount of impairment loss recognized in the period the asset was considered impaired. For the year ended December 31, 2023, the Company recognized an impairment loss of $0.2 million, consisting of $0.1 million on the operating lease right-of-use asset and $0.1 million on the leasehold improvements, which is included in research and development expenses and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development expenses	$1,751	$1,657
Prepaid insurance	606	1,076
Other	580	756
Prepaid expenses and other current assets	$2,937	$3,489

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$1,116	$7,052
Lab equipment	7,703	7,515
Furniture and office equipment	316	299
Computer equipment and software	202	119
Total property and equipment	9,337	14,985
Less: accumulated depreciation and amortization	(7,368)	(11,355)
Property and equipment, net	$1,969	$3,630

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Depreciation expenses for the years ended December 31, 2023 and 2022 was $1.9 million and $2.0 million, respectively. For the year ended December 31, 2023, the Company recorded an asset impairment charge of $0.1 million on its leasehold improvements. Refer to Note 3, Fair Value Measurement for more information.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and related expenses	$2,508	$3,964
Accrued research and development expenses	1,261	1,665
Accrued professional service fees	65	638
Liability for early exercised stock options	3	89
Other	289	492
Accrued and other liabilities	$4,126	$6,848

Note 5. Leases

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

In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.4 million, which is recorded as restricted cash in the consolidated balance sheets. On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as a receiver. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB's customer deposits and certain other liabilities and acquired substantially all of SVB's loans and certain other assets from the FDIC. As required by the landlord, the Company replaced the letter of credit issued by SVB with a letter of credit from a different financial institution in 2023.

In January 2020, the Company entered into a lease agreement for a term of 18 months commencing June 2020 for approximately 6,478 square feet of office space. This office space lease, which was classified as an operating lease, was amended in September 2021 and expired in June 2022.

The operating lease expense for the years ended December 31, 2023 and 2022 was $1.6 million and $1.9 million, respectively. For the year ended December 31, 2023, the Company recorded an asset impairment charge of $0.1 million on its right-of-use assets. Refer to Note 3, Fair Value Measurement for more information.

Aggregate future minimum rental payments under the operating leases as of December 31, 2023, were as follows (in thousands):

Year ending December 31, 2024	$2,670
Year ending December 31, 2025	891
Total lease payments	3,561
Less: Imputed interest	(182)
Operating lease liabilities	$3,379

The following represents supplemental information related to the Company’s operating leases:

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,596	$2,743
Weighted-average remaining lease term (in years)	1.33	2.33
Weighted-average discount rate	8.48%	8.48%

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Note 6. Collaboration and License Agreements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, the Company executed the CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413. The Company and BI are conducting partnership research focused on SZN-413 during a one-year period, which BI extended for an additional six month period. The Company granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under the applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. Unless terminated earlier, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of BI's royalty obligations. BI has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach.

Under the terms of the CLA, BI agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Company received $10.5 million of the upfront payment from BI in November 2022. The associated withholding tax of $2.2 million is expected to be refunded to the Company in 2024.

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company's intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be $12.5 million, which is the non-refundable upfront payment. Variable consideration related to future milestones was fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate to. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. During the year ended December 31, 2022, the Company recognized the non-refundable upfront payment of $12.5 million as collaboration and license revenue at a point in time upon delivery of the license. The associated withholding tax of $2.2 million to be refunded was recognized as accounts receivable as of December 31, 2023 and 2022.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

For the year ended December 31, 2023, the Company incurred research and development expenses of approximately $0.1 million under the Stanford Agreements. For the year ended December 31, 2022, the Company incurred research and development expenses of approximately $0.2 million under the Stanford Agreements, pertaining to the sublicense fee in connection with the upfront payment received from BI. No milestones have been achieved as of December 31, 2023.

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

For the year ended December 31, 2023, the Company incurred de minimis research and development expenses under the UCSF Agreements. For the year ended December 31, 2022, the Company incurred research and development expenses of $0.1 million under the UCSF Agreements as a result of the CLA. No milestones have been achieved as of December 31, 2023.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

In September 2023, the Company amended the Distributed Bio Agreement to cease its use of Distributed Bio’s antibody library and terminate the Company’s obligation to pay the respective annual fee. The obligations to make milestone and royalty payments for use of each licensed product remain in full force and effect.

For the years ended December 31, 2023 and 2022, the Company incurred research and development expenses of $0.2 million under the Distributed Bio Agreement, including the milestone payment of zero and $0.1 million, respectively, as the Company achieved milestones with regard to the Phase 1 clinical trial for SZN-1326.

Note 8. Restructuring

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

In July 2023, the Company implemented a restructuring plan approved by the board of directors to further reduce its overall workforce by approximately 38% to better align its workforce with the business needs and focus more of its capital resources on its clinical stage programs. The Company substantially completed the workforce reduction by the end of 2023 and incurred one-time restructuring charges, including employee severance and other termination benefits, of approximately $1.6 million to be recognized ratably over the requisite service period.

The outstanding restructuring liabilities are included in accrued and other liabilities on the consolidated balance sheet. The following table summarizes activity during the year ended December 31, 2023 (in thousands):

Employee Severance and Other Benefits
Balance, December 31, 2022	$—
Restructuring charges	2,752
Cash payments	(2,678)
Balance, December 31, 2023	$74

Note 9. Related Party Transactions

Repurchase of Common Stock and Common Stock Warrants

On December 12, 2022, the Company entered into a securities purchase agreement with entities affiliated with Consonance Capital Management LP, collectively the Consonance Entities. Pursuant to the agreement, the Company repurchased 0.4 million shares of common stock and warrants to purchase an aggregate 87,000 shares of common stock from the Consonance Entities for an aggregate purchase price of approximately $2.7 million, or the Repurchase. Following the Repurchase, the Consonance Entities no longer hold any shares of common stock or warrants.

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

Upon execution of the Equity Purchase Agreement, the Company issued nominal shares of common stock to Lincoln Park with the fair value of $0.3 million as consideration for Lincoln Park’s commitment to purchase the Company’s common stock, which was included in other income, net on the consolidated statements of operations and comprehensive loss. In the event that the Company sells in an

SURROZEN, INC.

Notes to the Consolidated Financial Statements

aggregate of $30.0 million shares of its common stock under the Equity Purchase Agreement, the Company shall pay an additional commitment fee of $0.1 million in cash to Lincoln Park.

As contemplated by the Equity Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $15.00 per share, the Company may direct Lincoln Park, at its sole discretion, to purchase the Company's common stock within specific share limits. Any single purchase of the Company’s common stock shall not exceed $3.5 million. As of December 31, 2023, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

At-the-Market Sales Agreement

In December 2022, the Company entered into a sales agreement with Guggenheim Securities, LLC to issue and sell up to $23.0 million shares of the Company’s common stock, or the 2022 ATM. The compensation payable to Guggenheim is equal to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of December 31, 2023, the Company has not sold any shares of common stock under the 2022 ATM.

Note 11. Common Stock Warrants

The following table sets forth the common stock warrants outstanding as of December 31, 2023 and 2022 (in thousands, except exercise price per warrant):

Type	Classification	Expiration Date	Exercise Price per Share	Number of Warrants	Fair Value
Public Warrants	Liability	August 12, 2026	$172.50	2,733	$53
PIPE Warrants	Liability	August 12, 2026	172.50	3,174	62
Total				5,907	$115

Public Warrants

Given the effect of the Reverse Stock Split as described in Note 1, every 15 shares of common stock that may be purchased pursuant to the Company’s outstanding warrants immediately prior to the Reverse Stock Split represents 1 share of common stock that may be purchased pursuant to such warrants immediately following the Reverse Stock Split at a price of $172.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 12, 2026 or upon redemption or liquidation. The exercise price and number of shares issuable upon exercise of the Public Warrants may be adjusted in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The Company would not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and would have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the common stock underlying the Public Warrants is then effective. If the Company fails to have maintained an effective registration statement, the Public Warrant holders have the right to exercise the Public Warrants on a cashless basis until such time as there is an effective registration statement.

The Company may redeem the outstanding Public Warrants at a price of $0.01 per warrant if the closing price of common stock equals or exceeds $270.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and similar transaction). Additionally, the Company may redeem the outstanding Public Warrants at a price of $0.10 per warrant if the closing price of common stock equals or exceeds $150.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and similar transaction). Notice of redemption shall be mailed to the Public Warrant holders no less than 30 days prior to the redemption date, or the Redemption Period. If the closing price of common stock equals or exceeds $150.00 per share and is less than $270.00 per share, during the Redemption Period, the Public Warrant holders may elect to exercise their Public Warrants on a cashless basis based on a make-whole table.

In no event will the Company be required to net cash settle the Public Warrants. The Public Warrant holders do not have the rights or privileges of common stockholders and any voting rights until they exercise their Public Warrants and receive common stock.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

PIPE Warrants

At December 31, 2023, the PIPE Warrants are the same in all respects as the Public Warrants. On March 31, 2023, the Company entered into an amended and restated warrant agreement with Continental Stock Transfer & Trust Company as warrant agent, or the PIPE Warrant Agreement. PIPE Warrants may be converted into Public Warrants on transfer pursuant to the terms of the PIPE Warrant Agreement. As of December 31, 2023, no PIPE Warrants were converted into Public Warrants.

Classification

The Public Warrants and PIPE Warrants are not considered indexed to the Company’s common stock as certain provisions of the warrant agreements could change the settlement amount of these warrants. As a result, they were classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other income, net within the consolidated statements of operations and comprehensive loss.

Note 12. Stock-Based Compensation Plans

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options and restricted stock awards, or RSAs, under the 2021 Plan generally vest over four years. Restricted stock units, or RSUs, granted under the 2021 Plan generally vest in one year. As of December 31, 2023, there were 0.2 million shares of common stock available for issuance under the 2021 Plan.

The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of December 31, 2023, there were 7,000 shares of common stock available for issuance under the ESPP. During the years ended December 31, 2023 and 2022, 58,000 shares and 23,000 shares were issued under the ESPP.

Option Repricing

In October 2022, the Company’s compensation committee authorized and approved a stock option repricing whereby certain outstanding stock options held by 59 employees were repriced to the closing price of the Company’s common stock on the date of such approval. As a result of this repricing, 85,000 outstanding stock options, with a weighted average exercise price of $132.15 per share, were repriced to have an exercise price of $32.40 per share. The vesting terms and expiration dates of the new stock options remain unchanged from the original stock options.

The option repricing was treated as an option modification for accounting purposes and resulted in the incremental expense of $0.7 million. $0.3 million of the total incremental expense associated with the vested options was recognized on the modification date. The remaining $0.4 million associated with the unvested options as of the modification date will be recognized over the remainder of the original requisite service period.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2022	260	$36.43	8.44
Granted	120	12.86
Exercised	—	8.42
Forfeited	(44)	35.85
Expired	(25)	32.97
Outstanding – December 31, 2023	311	27.70	7.99	$28
Exercisable – December 31, 2023	163	28.56	7.42	15

SURROZEN, INC.

Notes to the Consolidated Financial Statements

The aggregate intrinsic value of options outstanding and exercisable is the difference between the exercise price of the options and the fair value of the Company’s common stock at December 31, 2023.

The intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was de minimis and $1.2 million, respectively.

During the years ended December 31, 2023 and 2022, the Company granted options with a weighted-average grant-date fair value of $9.47 per share and $34.20 per share, respectively.

Fair Value of Options

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	5.85	6.00
Expected volatility	85.86	81.07%
Risk-free rate	3.89%	2.03%
Dividend yield	—	—

Restricted Stock Awards

The following table summarizes the Company’s RSAs activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSAs, unvested at December 31, 2022	7	$146.14
Vested	(3)	145.23
RSAs, unvested at December 31, 2023	4	146.92

The fair value of RSAs vested during the years ended December 31, 2023 and 2022 was de minimis and $0.2 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2022	—	$—
Granted	90	7.73
RSUs, unvested at December 31, 2023	90	7.73

Stock-Based Compensation

Total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,272	$1,612
General and administrative	3,100	2,905
Total stock-based compensation expense	$4,372	$4,517

SURROZEN, INC.

Notes to the Consolidated Financial Statements

As of December 31, 2023, there was approximately $5.6 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 1.67 years.

Note 13. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2023 and 2022. The Company has incurred net operating losses for all the periods presented. The Company accounts for income taxes in accordance with the asset and liability method, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is not likely to be realized and, accordingly, has provided a full valuation allowance.

Significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$36,398	$32,985
Section 174 capitalized expense	12,047	6,812
Research and development credits	4,000	3,775
Lease liabilities	664	1,096
Accrual and reserves	471	739
Employee retention credits	64	271
Stock-based compensation	322	201
Capitalized intangible costs	160	176
Fixed assets	279	66
Other	6	3
Gross deferred tax assets	54,411	46,124
Less: valuation allowance	(53,962)	(45,343)
Deferred tax assets, net of valuation allowance	449	781
Deferred tax liabilities:
Right-of-use assets	(397)	(686)
Other	(52)	(95)
Gross deferred tax liabilities	(449)	(781)
Total net deferred tax assets	$—	$—

The net valuation allowance increased by $8.6 million and $9.7 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had net operating loss, or NOL, carryforwards of approximately $155.7 million and $53.0 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. NOL carryforwards generated after 2018 for federal tax reporting purposes of $143.2 million have an indefinite carryforward period. The remaining federal and state net operating loss carryforwards begin expiring in 2036.

As of December 31, 2023, the Company had research and development credit carryforwards of approximately $2.6 million and $3.8 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2036 and the state credits carry forward indefinitely.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be limited and may expire unutilized. Such impairment of tax losses and tax credits would reduce the deferred tax asset and corresponding valuation allowance, as a result of the limitation. The Company completed an assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change in September 2020. As a result of the annual limitations caused by the ownership change, it was estimated the approximately $1.3 million of federal tax credit and $27.4 million of California

SURROZEN, INC.

Notes to the Consolidated Financial Statements

NOL will expire unrealized for income tax purposes, and such amounts are excluded from the carryforward balances as of December 31, 2023.

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

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022

Balance at beginning of the year	$1,628	$974
Additions based on tax positions related to current year	—	654
Additions based on tax positions of prior years	97	—
Balance at end of the year	$1,725	$1,628

The Company files income tax returns in the U.S. federal and California tax jurisdictions. As of the date these financial statements were issued, the Company is not under examination by any income tax authority. The federal and state income tax returns from December 31, 2016 to December 31, 2022 remain subject to examination.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022
Statutory rate	21.00%	21.00%
State tax	—	2.12
Tax credits	0.64	1.72
Stock-based compensation	(1.74)	(2.26)
Change in valuation allowance	(19.95)	(26.88)
Gain on warrant liabilities	0.10	4.60
Other	(0.05)	(0.30)
Total	0.00%	0.00%

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

Note 15. 401(k) Plan

The Company adopted a 401(k) retirement savings plan, or the 401(k) Plan for all eligible employees. Each participant may contribute pre- or post-tax compensation, up to annual statutory limits. The 401(k) Plan also permits the Company to make discretionary and matching contributions, subject to established limits and a vesting schedule. Each year, the Company may, at its sole discretion, make contributions to the plan. For the years ended December 31, 2023 and 2022, the Company's contributions were $0.1 million and $0.2 million, respectively.

Note 16. Subsequent Event

In April 2024, the Company entered into a securities purchase agreement with certain institutional investors (the “Investors”) and management (together with the Investors, the “Purchasers”) whereby the Company issued and sold in a private placement : (i) shares of common stock, (ii) pre-funded warrants to purchase shares of common stock, and (iii) warrants to purchase shares of common stock.

Pursuant to the agreement, the Company issued and sold to the Investors 1.1 million shares of common stock and pre-funded warrants to purchase up to 40,000 shares of common stock, at a purchase price of $15.50 and $15.4999, respectively, for aggregate gross proceeds of approximately $17.6 million, before deducting placement agent fees and other expenses. Each pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately and will not expire until exercised in full. The purchase price per share and per pre-funded warrant includes $1.25 for the following accompanying common stock warrants:

•
Series A common stock warrants to purchase up to 1.1 million shares of common stock with an exercise price of $15.50 per share, for aggregate gross proceeds of up to approximately $17.5 million, exercisable immediately upon issuance for five years.
•
Series B common stock warrants to purchase up to 1.2 million shares of common stock with an exercise price of $14.25 per share, for aggregate gross proceeds of up to approximately $17.5 million, exercisable immediately upon issuance until the fifth trading day following the Company’s announcement that (i) it has completed the enrollment of at least 15 patients with a 30-day mortality rate less than 30% in the Company’s SZN-043 Phase 1b clinical trial for the treatment of severe alcohol-associated hepatitis, with no recommended changes by the safety review committee to the study design, including changes related to dose or schedule, and (ii) safety review committee approval for the Company to advance to a higher dose cohort.
•
Series C common stock warrants to purchase up to 4.4 million shares of common stock with an exercise price of $16.00 per share, for aggregate gross proceeds of up to approximately $70 million, exercisable for 30 days following the Company’s announcement of final data from the SZN-043 phase 1b clinical trial for the treatment of severe alcohol-associated hepatitis. The Series C common stock warrants will also become exercisable in the event of a fundamental transaction.
•
Series D common stock warrants to purchase up to 4.4 million shares of common stock with an exercise price of $16.00 per share, for aggregate gross proceeds of up to approximately $70 million, exercisable for 30 days following the Company’s announcement of the enrollment of at least 50 patients in the SZN-043 Phase 2/3 clinical trial for the treatment of severe alcohol-associated hepatitis. The Series D common stock warrants will also become exercisable in the event of a fundamental transaction.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

The Company issued and sold to members of management an additional 2,948 shares of common stock at a purchase price of $16.96 per share. The purchase price per share includes $1.25 for the following accompanying common stock warrants:

•
Series A common stock warrants to purchase up to 2,948 shares of common stock with an exercise price of $16.96 per share.
•
Series B common stock warrants to purchase up to 3,206 shares of common stock with an exercise price of $15.71 per share.
•
Series C common stock warrants to purchase up to 11,424 shares of common stock with an exercise purchase price of $16.00 per share.
•
Series D common stock warrants to purchase up to 11,424 shares of common stock with an exercise price of $16.00 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023.

Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework (2013 Framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as we qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act.

Inherent Limitations on Effectiveness of Controls and Procedures

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our current executive officers and directors as of March 31, 2024:

Name	Age	Position(s)
Executive Officers
Craig Parker	62	President, Chief Executive Officer and Director
Charles Williams	45	Chief Financial Officer and Chief Operating Officer
Yang Li, Ph.D.	55	Executive Vice President of Research
Non-Employee Directors
Anna Berkenblit, M.D.(1)	54	Director
Eric Bjerkholt(2)	64	Director
Christopher Y. Chai(3)(4)	57	Director
Mary Haak-Frendscho, Ph.D.(5)	67	Director
Tim Kutzkey, Ph.D.(6)	48	Director
Shao-Lee Lin, M.D., Ph.D.(1)	57	Director
Mace Rothenberg, M.D.(3)	67	Director
David J. Woodhouse, Ph.D.(2)	54	Director, Chairman of the Board

___________________

(1)
Member of the compensation committee.
(2)
Member of the audit committee.
(3)
Member of the nominating and corporate governance committee.
(4)
Chair of the audit committee.
(5)
Chair of the compensation committee.
(6)
Chair of the nominating and corporate governance committee.

Executive Officers

Craig Parker has served as our President and Chief Executive Officer since March 2018 and as a member of our board of directors since April 2018. From August 2014 to March 2018, Mr. Parker served as Senior Vice President of Corporate Development at Jazz Pharmaceuticals plc, a biopharmaceutical company. From 2012 to 2014, Mr. Parker served as Executive Vice President of Corporate Development and Scientific Affairs at Geron Corporation and from 2011 to 2012 as Senior Vice President of Strategy and Corporate Development at Human Genome Sciences Inc., or HGS, until its acquisition by GlaxoSmithKline plc. Prior to HGS, Mr. Parker worked in various positions at J.P. Morgan and other Wall Street financial institutions. Mr. Parker served on the board of directors of vTv Therapeutics Inc., a biopharmaceutical company, from July 2015 to February 2019. Mr. Parker is a member of the Scientific Advisory Board and chairs the Leadership Council of the Life Sciences Institute, University of Michigan and has been a member since 2005. Mr. Parker received a A.B. in biological sciences from the University of Chicago, an M.B.A. from the University of Michigan and attended the Georgetown University School of Medicine. We believe that Mr. Parker’s extensive scientific, business and leadership experience in both public and privately-held companies in the life sciences industry provide him with the qualifications and skills to serve on our board of directors and as our President and Chief Executive Officer.

Charles Williams has served as our Chief Financial Officer since November 2020 and was appointed to the concurrent position of Chief Operating Officer, effective as of February 1, 2024. From 2013 to November 2020, he served as Head of Corporate Development at Jazz Pharmaceuticals plc. From 2008 to 2013, he served as Director of Corporate and Business Development at MAP Pharmaceuticals, Inc., a biopharmaceutical company acquired by Allergan, Inc. Prior to MAP, Mr. Williams held various roles related to business development, finance and strategic planning at CV Therapeutics, Inc., a biopharmaceutical company acquired by Gilead Sciences, Inc. Mr. Williams received a B.A. in economics from Cornell University.

Yang Li, Ph.D. has served as our Executive Vice President of Research since July 2023. He served as our Senior Vice President, Biology from January 2021 to June 2023 and Vice President, Biology from October 2017 to December 2020. He has over 25 years of experience in the biopharmaceutical industry with successes in advancing drug molecules from concept to clinic. Prior to Surrozen, Dr. Li was Scientific Director at Amgen Inc., where his teams helped advance multiple programs into the clinic in various disease indications. Dr. Li holds a Ph.D. degree in cell biology from Stanford University and dual B.S. degrees in chemistry and molecular and cell biology from Pennsylvania State University.

Non-Employee Directors

Anna Berkenblit, M.D. has served on our board of directors since August 2018, and on our board of directors’ compensation committee since August 2021. Dr. Berkenblit served as the Senior Vice President and Chief Medical Officer at ImunnoGen, Inc., a biotechnology company, from April 2015 to August 2023. Prior to ImmunoGen, Dr. Berkenblit served as Senior Vice President Head of Clinical Development at H3, Biomedicine Inc., a developer of targeted anti-cancer compounders, from 2013 to 2015. From 2011 to 2013, she served as Head of Clinical Research at AVEO Pharmaceuticals, Inc., a biopharmaceutical company, where she led the clinical development of oncology product candidates spanning early testing to registration trials. From January 2007 to September 2011, Dr. Berkenblit held various positions of increasing responsibility at Pfizer Inc., a biopharmaceutical company. Dr. Berkenblit is currently a member of the board of directors of Nested Therapeutics, Inc., a private biotechnology company. Dr. Berkenblit received an M.D. from Harvard Medical School and an M.M.S. degree in the Clinical Investigator Training Program of Harvard/MIT Health Sciences and Technology. We believe that Dr. Berkenblit’s extensive leadership and scientific experience, especially in the clinical development of biopharmaceuticals, provide her with the qualifications and skills to serve as a director of our company.

Eric Bjerkholt has served on our board of directors and on our audit committee since April 2023. Mr. Bjerkholt is currently the Chief Financial Officer of Mirum Pharmaceuticals, Inc., a publicly traded company, since September 2023. He most recently served as the Chief Financial Officer of Chinook Therapeutics, Inc. from November 2020 to September 2023. Prior to Chinook Therapeutics, Inc., he served as the Chief Financial Officer of Aimmune Therapeutics, Inc., from 2017 to 2020, overseeing the financial reporting, budgeting, internal controls, investor relations, business development, facilities and information technology functions and led the acquisition of Aimmune by Nestle Health Science US Holdings, Inc. for $2.6 billion. Prior to Aimmune Therapeutics, Inc., he spent 13 years at Sunesis Pharmaceuticals, Inc. from 2004 until 2017, where in addition to his role as Chief Financial Officer, Mr. Bjerkholt served in various capacities, including Executive Vice President of Corporate Development and Finance, Corporate Secretary and Chief Compliance Officer. Previously, Mr. Bjerkholt held senior executive finance roles at IntraBiotics Pharmaceuticals, Inc., LifeSpring Nutrition, Inc. and Age Wave, LLC and spent seven years in healthcare investment banking at J.P. Morgan & Company, Inc. He is currently a member of the board of directors and chair of the audit committee of CalciMedica, Inc., a publicly traded biotechnology company, and a member of the board of directors of Cerus Corporation, a publicly traded biotechnology company. Mr. Bjerkholt holds an M.B.A. from Harvard Business School and a Cand.Oecon from the University of Oslo in Norway. We believe that Mr. Bjerkholt’s extensive business leadership experience across a broad range of roles provide him with the qualifications and skills to serve as a director of our company.

Christopher Y. Chai has served on our board of directors since April 2021 and Chair of our board of directors’ audit committee since August 2021. Mr. Chai has served as a venture partner at SR One Capital Management, LP since January 2021, where he works with portfolio companies on their engagement with Wall Street and their overall financing strategy and execution. Prior to joining SR One, Mr. Chai served as Chief Financial Officer of Principia Biopharma Inc. from 2013 to 2020, where he led the company from an early-stage private venture-backed company to its acquisition by Sanofi S.A. Mr. Chai previously served as Chief Financial Officer at MAP Pharmaceuticals, Inc. (acquired by Allergan, Inc.) and Vice President, Treasury and Investor Relations at CV Therapeutics, Inc. (acquired by Gilead Sciences, Inc.). Mr. Chai received his B.S. in operations research and industrial engineering from Cornell University. We believe that Mr. Chai’s extensive financial and executive experience provide him with the qualifications and skills to serve as a director of our company.

Mary Haak-Frendscho, Ph.D. has served on our board of directors since March 2021 and Chair of our board of directors’ compensation committee since August 2021. Dr. Haak-Frendscho has served as the President and Chief Executive Officer of Spotlight Therapeutics, Inc., a privately held biotechnology company, since January 2019. Prior to Spotlight, from January 2017 to January 2019, she was a venture partner with Versant Venture Management, LLC and, from January 2016 to January 2019, she served as the Chief Executive Officer of Blueline Bioscience, Versant’s vehicle for new company creation in Canada. Earlier, Dr. Haak-Frendscho established and served as the chair of Compugen USA, Inc. from 2012 to 2016, was the Chief Executive Officer of Igenica Biotherapeutics, Inc. from 2012 to 2014, and was the founding president and chief scientific officer of Takeda San Francisco, Inc. from 2008 to 2012. She received her B.S. from the University of Michigan, M.L.A. from Washington University, M.S. from SUNY-Stony Brook, C.S.E.P. from Columbia University Graduate School of Business, and Ph.D. from the University of Wisconsin. We believe that Dr. Haak-Frendscho’s scientific training, work experience, and experience as a director of other biopharmaceutical companies provide her with the qualifications and skills to serve as a director of our company.

Tim Kutzkey, Ph.D. has served on our board of directors since April 2016 and served as our interim Chief Executive Officer from inception to April 2018. Dr. Kutzkey serves as Managing Partner of The Column Group, LLC, a venture capital partnership, where he has served in various roles since 2007. Prior to The Column Group, Dr. Kutzkey served as a scientist at Kai Pharmaceuticals, Inc. Dr. Kutzkey also serves on the board of directors of Kallyope Inc., Nura Bio Inc., Neurona Therapeutics Inc., Synthekine Inc., Plexium, Inc., Cajal Neuroscience Inc. and Carmot Therapeutics Inc., all biotechnology companies. Dr. Kutzkey obtained a Ph.D. in molecular and cell biology from the University of California, Berkeley and completed his undergraduate degree in biological sciences from

Stanford University. We believe that Dr. Kutzkey’s scientific training and experience as a director of other publicly traded and privately held biopharmaceutical companies provide him with the qualifications and skills to serve as a director of our company.

Shao-Lee Lin, M.D., Ph.D. has served on our board of directors since January 2021. Dr. Lin co-founded and serves as the Chief Executive Officer of ACELYRIN, Inc. From January 2018 to January 2020, she served as Executive Vice President, Research and Development and Chief Scientific Officer at Horizon Pharma plc, a biopharmaceutical company. From April 2015 to December 2017, she served as a corporate officer and Vice President, Therapeutic Areas, Development Excellence and International Development at Abbvie Inc., a biopharmaceutical company. Prior to Abbvie, Dr. Lin served as Vice President, Inflammation and Respiratory Development at Gilead Sciences, Inc. from August 2012 to February 2015 and served in various roles of increasing responsibility at Amgen Inc. from April 2004 to August 2012. Dr. Lin served on the board of directors of Principia Biopharma Inc., a biopharmaceutical company, from April 2019 until it was acquired in September 2020. Dr. Lin has also been faculty as a Clinical Scholar at The Rockefeller University and adjunct faculty at the medical schools of Cornell University, The University of California, Los Angeles, Stanford University and Northwestern University. Dr. Lin received her B.S. in chemical engineering and biochemistry from Rice University and holds an M.D. and Ph.D. from The Johns Hopkins University School of Medicine. We believe that Dr. Lin’s scientific training, work experience, and experience as a director of other publicly traded biopharmaceutical companies provide her with the qualifications and skills to serve as a director of our company.

Mace Rothenberg, M.D. has served on our board of directors since April 2021. Dr. Rothenberg served as Chief Medical Officer of Pfizer Inc., a biopharmaceutical company from January 2019 to January 2021, where he led Pfizer’s Worldwide Medical & Safety organization that is responsible for ensuring that patients, physicians, and regulatory agencies are provided with information on the safe and appropriate use of Pfizer medications. From January 2019 to March 2021, Dr. Rothenberg also served as a member of Pfizer’s Portfolio Strategy and Investment Committee, Worldwide Research, Development, and Medical Leadership Team, and Blueprint Leaders Forum. Prior to becoming Pfizer’s Chief Medical Officer, Dr. Rothenberg led Pfizer’s oncology clinical drug development efforts. During his ten years in this role, Dr. Rothenberg’s organization obtained FDA approval for eleven cancer medicines. He received his B.A. from the University of Pennsylvania and his M.D. from the New York University School of Medicine. Dr. Rothenberg received his post-graduate training in Internal Medicine at Vanderbilt University and in Medical Oncology at the National Cancer Institute. In addition, Dr. Rothenberg currently serves as a member of the board of directors for Tango Therapeutics and Aulos Bioscience, both biopharmaceutical companies. We believe that Dr. Rothenberg’s scientific training, work experience, and experience as a director of other biopharmaceutical companies provide him with the qualifications and skills to serve as a director of our company.

David J. Woodhouse, Ph.D. has served on our board of directors since September 2020 and has served as Chair of our board of directors since April 2023. Dr. Woodhouse has served as the Chief Executive Officer and director of NGM Biopharmaceuticals, Inc., or NGM, since September 2018. Dr. Woodhouse also served as Chief Financial Officer from March 2015 until September 2018 and acting Chief Financial Officer from September 2018 until June 2020 at NGM. From 2002 to 2015, he was an investment banker at Goldman Sachs & Co. LLC, most recently as a managing director in the healthcare investment banking group and co-head of biotechnology investment banking. Earlier in his career, Dr. Woodhouse worked at Dynavax Technologies Corporation and also as a research assistant at Amgen, Inc. Dr. Woodhouse received a B.A. in pharmacology from the University of California, Santa Barbara, an MBA from the Tuck School of Business at Dartmouth and a Ph.D. in molecular pharmacology from Stanford University School of Medicine. We believe that Dr. Woodhouse’s extensive financial and executive experience provide him with the qualifications and skills to serve as a director of our company.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Composition of Our Board of Directors

Our business and affairs are managed under the direction of our board of directors, which currently consists of nine directors. Each director will continue to serve until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

Our board of directors may establish the authorized number of directors from time to time by resolution. In accordance with our amended and restated certificate of incorporation our board of directors will be divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•
the Class I directors are Anna Berkenblit, M.D., Eric Bjerkholt and Tim Kutzkey, Ph.D., and their terms will expire at our annual meeting of stockholders to be held in 2025;

•
the Class II directors are Shao-Lee Lin, M.D., Ph.D., Mace Rothenberg, M.D. and David J. Woodhouse, Ph.D., and their terms will expire at our annual meeting of stockholders to be held in 2026; and
•
the Class III directors are Christopher Y. Chai, Mary Haak-Frendscho, Ph.D. and Craig Parker, and their terms will expire at our annual meeting of stockholders to be held in 2024.

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

Audit Committee

Our audit committee consists of the following members: Christopher Y. Chai, David J. Woodhouse, Ph.D. and Eric Bjerkholt. Our board of directors has determined that each member of the audit committee satisfies the independence requirements under the Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Christopher Y. Chai. Our board of directors has determined that Christopher Y. Chai, Eric Bjerkholt and David J. Woodhouse are each an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable listing standards. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of his or her employment.

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

Compensation Committee

Our board of directors has a compensation committee, which consists of the following members: Mary Haak-Frendscho, Ph.D., Anna Berkenblit, M.D. and Shao-Lee Lin, M.D., Ph.D. The chair of our compensation committee is Mary Haak-Frendscho, Ph.D. Our board of directors has determined that each member of the compensation committee satisfies the independence requirements under the listing standards of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Nominating and Corporate Governance Committee

Our board of directors continues to have a nominating and corporate governance committee, which consists of the following members: Tim Kutzkey, Ph.D., Christopher Y. Chai and Mace Rothenberg, M.D. The chair of our nominating and corporate governance committee is Tim Kutzkey, Ph.D. Our board of directors has determined that each member of the nominating and corporate governance committee satisfies the independence requirements under the listing standards of Nasdaq.

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
•
developing and making recommendations to our board of directors regarding corporate governance guidelines and matters; and
•
overseeing periodic evaluations of our board of directors’ performance, including committees of our board of directors.

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

Item 11. Executive Compensation.

For the year ended December 31, 2023, our named executive officers consisted of:

•
Craig Parker, our President and Chief Executive Officer;
•
Charles Williams, our Chief Financial Officer and Chief Operating Officer;
•
Yang Li, Ph.D., our Executive Vice President of Research; and
•
Wen-Chen Yeh, M.D., Ph.D., Former Chief Scientific Officer.

Summary Compensation Table

The following table presents all of the compensation awarded to our named executive officers during the years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)(4)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Craig Parker	2023	580,320	339,930	245,000	—	1,165,250
President and Chief Executive Officer	2022	558,000	1,142,150	195,300	—	1,895,450
Charles Williams(5)	2023	444,465	64,497	163,563	3,000	675,526
Chief Financial Officer and Chief Operating Officer	2022	423,300	340,726	139,689	500	904,215
Yang Li, Ph.D.	2023	389,263	41,270	143,200	3,000	576,732
Executive Vice President, Research	2022	360,500	191,557	110,403	500	662,960
Wen-Chen Yeh, M.D., Ph.D.(6)	2023	262,395	64,490	—	389,409	716,293
Former Chief Scientific Officer	2022	428,400	292,937	145,656	500	867,493

___________________

(1)
The amounts disclosed represent the aggregate grant date fair value of the stock options granted to our named executive officers during 2023 and 2022 under our 2021 Equity Incentive Plan computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in the notes to our audited financial statements included elsewhere in this Annual Report. This amount does not reflect the actual economic value that may be realized by the named executive officer.
(2)
The amounts disclosed represent the applicable named executive officer’s total performance-based bonus earned for the year indicated, as described in this section below under “Non-Equity Incentive Plan Compensation.”
(3)
For Charles Williams and Yang Li, Ph.D., amounts comprised of 401(k) plan matching contributions. For Wen-Chen Yeh, M.D., Ph.D., amount in 2023 is comprised of $337,365 severance pay, $32,655 unused vacation time and $19,389 COBRA premiums, and the amount in 2022 is comprised of 401(k) plan matching contributions.
(4)
Amounts reported in 2022 include the incremental fair value of repriced stock options, as computed in accordance with ASC 718, as described in this section below under “Non-Equity Incentive Plan Compensation.”
(5)
Charles Williams was appointed Chief Operating Officer effective February 1, 2024.
(6)
Wen-Chen Yeh, M.D., Ph.D. ceased serving as our Chief Scientific Officer and joined our Scientific Advisory Board effective July 31, 2023.

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

Our compensation committee has also adopted severance terms whereby executive officers shall receive certain benefits if their employment is terminated without cause or in connection with a change-in-control of the Company. If terminated not-for-cause, the named executive officers will receive nine months base salary (12 months for Mr. Parker) and nine months of continued benefits (12 months for Mr. Parker) but no acceleration of equity vesting requirements. If terminated in connection with a change-in-control of the Company, i.e., at any time within the 12-month period beginning three months prior to the change-in-control, the named executive officers will receive 12 months base salary (18 months for Mr. Parker), 100% of their target bonus (1.5 times the target bonus for Mr. Parker), 12 months continuation of benefits (18 months for Mr. Parker) and acceleration of all existing equity vesting requirements.

Separation Agreement

In July 2023, we entered into a separation agreement with Dr. Yeh pursuant to which Dr. Yeh will receive the following separation payments and benefits: (i) nine months of salary continuation payments, less all applicable taxes and withholdings; and (ii) payment, on Dr. Yeh’s behalf, of the premiums for group health and/or dental insurance coverage under COBRA until April 30, 2024, or the date on which Dr. Yeh becomes eligible to receive group health insurance coverage through another employer, or is otherwise ineligible for COBRA, in each case as reported in the column titled “All Other Compensation” and described in more detail in footnote 3 in the “Summary Compensation Table.” Dr. Yeh’s equity awards will continue to vest according to their terms; provided Dr. Yeh continues to serve on our Scientific Advisory Board.

Non-Equity Incentive Plan Compensation

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses under our Annual Cash Bonus Plan, or the Bonus Plan. Our compensation committee established the Bonus Plan to incentivize our employees and reward them upon the achievement of corporate performance goals. With respect to the performance-based cash bonuses of the named executive officers for 2023 and 2022, the Bonus Plan targets the amount of the bonus at 50% of base salary for our Chief Executive Officer and 40% for our other executive officers.

Actual amounts paid under the Annual Cash Bonus Plan generally depend on the extent to which (i) we achieve our corporate performance goals, and (ii) the employee achieves his or her individual goals that were established at the beginning of the year. After the end of each year, our board of directors determines the level or percentage at which we have achieved our corporate goals for the past year and sets the corporate performance goals for the next year. Corporate performance goals include stretch goals that reflect our desired progress and outcomes relating to the development of our product candidates and adherence to established budgets.

When determining the actual payout amount of our Chief Executive Officer's performance-based cash bonus for 2023 and 2022, our compensation committee weighted 100% of its decision on the extent to which we achieved our corporate performance goals. When determining the actual payout amount of the performance-based cash bonus for our other executives, our compensation committee weighted 50% of its decision on our attainment of corporate performance goals and 50% on the attainment of individual performance goals.

For 2023, our board of directors determined that we had achieved 84% of our corporate performance goals, so Mr. Parker received 84% of his targeted bonus. Mr. Williams received 92% of his targeted bonus amount, based on the 84% achievement of our 2023 corporate performance goals and 100% achievement of his personal goals. Dr. Li received 89.5% of his targeted bonus amount, based on the 84% achievement of our 2023 corporate performance goals and 95% achievement of his personal goals.

For 2022, our board of directors determined that we had achieved 70% of our corporate performance goals, so Mr. Parker received 70% of his targeted bonus. Mr. Williams and Dr. Yeh received 85% and 82.5% of their targeted bonus amounts, respectively, based on the 70% achievement of our 2022 corporate performance goals and 95% and 100% achievement of their personal goals, respectively.

All performance-based cash bonuses are generally paid within a few months after the year to which they relate, upon final determination by the compensation committee. The performance-based cash bonuses paid to our named executive officers for 2023 and 2022, as determined by the compensation committee based on the guidelines above, are set forth above in the “Summary Compensation Table” in the column titled “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards as of December 31, 2023

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2023:

			Option Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Craig Parker	04/11/2018	03/19/2018	21,077	(2)	—	10.35	04/10/2028
	02/07/2019	01/01/2019	2,341	(4)	—	18.90	02/06/2029
	03/01/2022	01/01/2022	11,818	(4)	12,848	46.65	03/01/2032
	10/10/2022	01/01/2021	17,074	(4)	6,344	32.40	02/22/2031
	10/10/2022	08/12/2021	7,129	(3)	5,092	32.40	08/12/2031
	03/01/2023	01/01/2023	6,187	(4)	20,813	16.95	03/01/2033
Charles Williams	03/01/2022	01/01/2022	3,993	(4)	4,340	46.65	03/01/2032
	10/10/2022	11/30/2020	9,025	(3)	2,684	32.40	12/13/2030
	10/10/2022	08/12/2021	566	(3)	405	32.40	08/12/2031
	02/01/2023	01/01/2023	1,909	(4)	6,424	10.51	02/01/2033
Yang Li, Ph.D.	03/01/2022	01/01/2022	3,194	(4)	3,472	46.65	03/01/2032
	10/03/2022	09/12/2022	10	(4)	23	30.45	10/03/2032
	10/10/2022	01/01/2021	1,109	(4)	412	32.40	02/22/2031
	02/01/2023	01/01/2023	1,222	(4)	4,110	10.51	02/01/2033
Wen-Chen Yeh, M.D., Ph.D.	02/07/2019	01/01/2019	585	(4)	—	18.90	12/31/2028
	02/13/2020	01/01/2020	2,293	(4)	48	44.55	02/12/2030
	03/01/2022	01/01/2022	3,992	(4)	4,341	46.65	03/01/2032
	07/01/2022	06/21/2022	12	(4)	20	47.25	07/01/2032
	10/10/2022	01/01/2021	1,705	(4)	635	32.40	02/22/2031
	02/01/2023	01/01/2023	1,909	(4)	6,423	10.51	02/01/2033

___________________

(1)
Each of the equity awards granted prior to August 12, 2021 was granted under our 2015 Equity Incentive Plan, or the 2015 Plan. Each of the equity awards granted on August 12, 2021 or later were granted under the 2021 Equity Incentive Plan, or the 2021 Plan. The 2015 Plan and 2021 Plan are described below under “Employee Benefit and Stock Plans.”
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

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during 2023 and 2022. Our board of directors may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Stock Plans

Prior to August 12, 2021, grants of equity awards were provided to our named executive officers under our 2015 Plan. In August 2021, we adopted our 2021 Plan, which replaces and supersedes the 2015 Plan, except with respect to awards previously granted. The 2021 Plan authorizes us to grant equity and cash incentive awards to officers, directors, employees, and other eligible service providers. A description of our stock plans can be found in Note 12 “Stock-Based Compensation Plans” of the consolidated financial statements in this Annual Report.

Option Repricing

In October 2022, our compensation committee authorized and approved the repricing of all outstanding stock options with an exercise price of $75.00 per share and above held by current employees, including our named executive officers. The exercise price was lowered to $32.40 per share, the closing price of our common stock as reported on the Nasdaq Capital Market on the date of such approval. The vesting terms and expiration dates of the new stock options remain unchanged from the original stock options. The incremental fair value under ASC 718 for our named executive officers was $348,356 for Mr. Parker, $72,552 for Mr. Williams, $23,633 for Dr. Chen, and $15,362 for Dr. Li, respectively.

Limitations of Liability and Indemnification Matters

Our certificate of incorporation limits the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

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

Director Compensation

We previously provided cash and equity-based compensation to certain of our non-employee directors. In addition, all non-employee directors are entitled to reimbursement of direct expenses incurred in connection with attending meetings of our board of directors or committees thereof. Our board of directors has approved a policy providing for annual non-employee director compensation.

The following table sets forth information regarding the compensation earned by or paid to our non-employee directors during 2023. Craig Parker, our President and Chief Executive Officer, is also a member of our board of directors, but did not receive any additional compensation for service as a director. The compensation earned by or paid to Mr. Parker as a named executive officer of Surrozen for 2023 is set forth in this item above under “Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash $	Option Awards ($)(1)(2)(4)		Total ($)
Anna Berkenblit, M.D.	40,000	8,051		48,051
Eric Bjerkholt	31,875	25,060	(3)	56,935
Christopher Y. Chai	54,000	8,051		62,051
Mary Haak-Frendscho, Ph.D.	45,000	8,051		53,051
Tim Kutzkey, Ph.D.	52,375	8,051		60,426
Shao-Lee Lin, M.D., Ph.D.	40,000	8,051		48,051
Mace Rothenberg, M.D.	39,000	8,051		47,051
David J. Woodhouse, Ph.D.	65,000	8,051		73,051

___________________

(1)
The amounts reported represent the aggregate grant date fair value of the option awards granted during 2023 under our 2021 Plan, computed in accordance with ASC 718. The assumptions used in calculating the grant-date fair value of the stock options reported in this column are set forth in the notes to our consolidated financial statements included elsewhere in this Annual Report. This amount does not reflect the actual economic value that may be realized by the non-employee director.
(2)
In May 2023, each director was granted a nonstatutory option to purchase 1,333 shares of our common stock with an exercise price of $8.40 per share which will fully vest on the one-year anniversary of the grant date.
(3)
Mr. Bjerkholt was appointed to our Board in April 2023 and received an initial equity award of nonstatutory stock options to purchase 2,666 shares of our common stock with an exercise price of $8.7735 per share which will vest on a monthly basis over 36 months.
(4)
As of December 31, 2023, our non-employee directors held the following option awards:

Name	No. of Awards
Anna Berkenblit, M.D.	2,666
Eric Bjerkholt	3,999
Christopher Y. Chai	2,666
Mary Haak-Frendscho, Ph.D.	2,666
Tim Kutzkey, Ph.D.	2,666
Shao-Lee Lin, M.D., Ph.D.	2,666
Mace Rothenberg, M.D.	2,666
David J. Woodhouse, Ph.D.	2,666

Non-Employee Director Compensation Policy

Our board of directors has adopted a policy for non-employee director compensation. Under which each non-employee director is eligible to receive the following amounts for their services on our board of directors:

•
Upon the director’s initial election or appointment to our board of directors, an initial grant of stock options to purchase 2,666 shares of our common stock;
•
At the close of business on the date of each annual meeting of our stockholders, each director who will continue to serve as a director will receive a grant of stock options to purchase 1,333 shares of our common stock, vesting upon the one-year anniversary of the grant date;
•
An annual director board service retainer of $35,000;
•
If the director is also the chairperson of our board of directors, an additional, annual service retainer of $30,000.
•
If the director serves on a committee of our board of directors, an additional annual fee as follows:
•
Chair of the audit committee, $15,000;
•
Audit committee member other than the chair, $7,500;
•
Chair of the compensation committee, $10,000;
•
Compensation committee member other than the chair, $5,000;
•
Chair of the nominating and corporate governance committee, $8,000; and
•
Nominating and corporate governance committee member other than the chair, $4,000.

Director fees under the program are payable in arrears in four equal quarterly installments following the end of each calendar quarter in which the service was performed. The amount of each payment will be prorated for any portion of a quarter that a director is not serving on our board of directors.

Stock options granted to our non-employee directors under the program are granted under the 2021 Plan, have an exercise price equal to the fair market value of our common stock on the date of grant, and expire not later than ten years after the date of grant.

The stock options granted upon a director’s initial election or appointment vest in 36 substantially equal monthly installments following the date of grant. The stock options granted annually to directors vest in a single installment on the first anniversary of the date of grant. All vesting is subject to the director’s “continuous service” (as defined in the 2021 Plan) on each applicable vesting date. In addition, all unvested stock options vest in full for each director who remains in continuous service with Surrozen until immediately prior to the closing of a “change of control” (as defined in the 2021 Plan).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock by:

•
each beneficial owner of more than 5% of our common stock;
•
each of our named executive officers and directors;
•
all of our executive officers and directors as a group.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The beneficial ownership percentages set forth in the table below are based on 2,106,805 shares of common stock outstanding as of March 31, 2024.

Name and Address of Beneficial Owners (1)	Beneficially Owned Shares(2)	Percentage
Directors and Executive Officers:
Craig Parker(4)	79,074	3.6%
Charles Williams (5)	22,938	1.1%
Wen-Chen Yeh, M.D., Ph.D. (6)	28,978	1.4%
Yang Li, Ph.D.(7)	17,834	*
Anna Berkenblit, M.D. (8)	5,007	*
Tim Kutzkey, Ph.D. (3)	630,316	29.7%
Shao-Lee Lin, M.D., Ph.D. (8)	5,007	*
David Woodhouse, Ph.D. (8)	5,007	*
Mary Haak-Frendscho, Ph.D. (8)	5,007	*
Mace Rothenberg, M.D. (8)	5,007	*
Christopher Y. Chai (8)	5,007	*
Eric Bjerkholt(9)	2,295	*
All directors and current executive officers as a group (11 persons) (10)	782,499	37.1%
Five Percent Holders:
Entities affiliated with The Column Group (11)	627,650	29.6%
The Goldman Sachs Group, Inc.(12)	172,666	8.2%
The Regents of the University of California (13)	138,762	6.6%
Entities affiliated with SymBiosis II, LLC (14)	130,938	6.2%

* Less than 1% beneficial ownership

___________________

(1)
Unless otherwise noted, the business address of each of the directors and officers is 171 Oyster Point Boulevard, Suite 400, South San Francisco, CA 94080.
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
(3)
Includes: (a) (i) 289,549 shares of common stock held by The Column Group III, LP, or TCG III, and (ii) 326,991 shares of common stock held by The Column Group III-A, LP, or TCG III-A, (b) (i) 5,218 shares of common stock underlying exercisable warrants held by TCG III, and (ii) 5,892 shares of common stock underlying exercisable warrants held by TCG III-A, LP and (c) 2,666 shares of common stock issuable pursuant to stock options held by Dr. Kutzkey that have vested or will vest and become exercisable within 60 days of March 31, 2024. The Column Group III GP, LP, or TCG III GP, is the general partner of each of TCG III and TCG III-A. Dr. Kutzkey, David Goeddel and Peter Svennilson are the Managing Partners of TCG III GP and as such may each be deemed to share voting and investment power with respect to the securities held by each of TCG III and TCG III-A and disclaims beneficial ownership of the securities except to the extent of his pecuniary interests therein. The address for the entities listed herein is 1 Letterman Drive, Building D, Suite DM-900, San Francisco, CA 94129.
(4)
Consists of 4,350 shares of common stock and 74,724 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 31, 2024.
(5)
Consists of 4,389 shares of common stock and 18,549 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 31, 2024.
(6)
Consists of 16,450 shares of common stock and 12,528 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 31, 2024.
(7)
Consists of 10,888 shares of common stock and 6,946 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 31, 2024.
(8)
Consists of 2,341 shares of common stock subject to restricted stock awards and 2,666 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 31, 2024.
(9)
Consists of 2,295 shares of common stock issuable pursuant to stock options that have vested or will vest and become exercisable within 60 days of March 31, 2024.
(10)
Includes shares owned by all directors and current executive officers.
(11)
Includes: (a) (i) 289,549 shares of common stock held by TCG III and (ii) 326,991 shares of common stock held by TCG III-A, (b) (i) 5,218 shares of common stock underlying exercisable warrants held by TCG III, and (ii) 5,892 shares of common stock underlying exercisable warrants held by TCG III-A, LP based on information set forth in a Schedule 13D/A filed with the SEC on February 13, 2023, after giving effect to a 1-for-15 reverse stock split effected on December 13, 2023. TCG III GP is the general partner of each of TCG III and TCG III-A. Dr. Kutzkey, David Goeddel and Peter Svennilson are the Managing Partners of TCG III GP and as such may each be deemed to share voting and investment power with respect to the securities held by each of TCG III and TCG III-A and disclaims beneficial ownership of the securities except to the extent of his pecuniary interests therein. The address for the entities listed herein is 1 Letterman Drive, Building D, Suite DM-900, San Francisco, CA 94129.
(12)
The shares of common stock are beneficially owned by The Goldman Sachs Group, Inc., or GS Group, and Goldman Sachs & Co. LLC, or Goldman Sachs. GS Group and Goldman Sachs each have shared voting power over all of the shares and shared dispositive power over all of the shares. The information is based solely on a Schedule 13G filed with the SEC on February 9, 2024. The address for GS Group is 200 West Street, New York, NY 10282.
(13)
Includes 133,207 shares of common stock and 5,555 shares of common stock underlying exercisable warrants. The shares of common stock and warrants are beneficially owned by The Regents of the University of California, or UC. The information is based solely on a Schedule 13G/A filed with the SEC on February 2, 2023, after giving effect to a 1-for-15 reverse stock split effected on December 13, 2023. The address for UC is 1111 Franklin Street, 6th Floor, Oakland, CA 94607.
(14)
The shares of common stock are beneficially owned by SymBiosis II, LLC, or SymBiosis. Chidozie Ugwumba has sole voting power and sole dispositive power over all of the shares. The information is based solely on a Schedule 13G filed with the SEC on May 10, 2022, after giving effect to a 1-for-15 reverse stock split effected on December 13, 2023. The address for SymBiosis is 609 SW 8th St., Suite 365, Bentonville, AR 72712.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information, as of December 31, 2023, relating to our equity compensation plans, which were approved by our stockholders. See Note 12 “Stock-Based Compensation Plans” of the consolidated financial statements in this Annual Report for a summary of our equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	400,552	(1)	$27.70	234,271	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	400,552		$27.70	234,271

___________________

(1)
Consists of (i) 32,324 shares issuable upon exercise of outstanding options issued under the 2015 Plan, (ii) 278,604 shares issuable upon exercise of outstanding options issued under the 2021 Plan, and (iii) 89,624 shares issuable upon vesting and settlement of restricted stock units.
(2)
Consists of (i) 227,611 shares reserved and remaining available for future awards under the 2021 Plan, and (ii) 6,660 shares reserved and remaining available for issuance under the ESPP. The reserve for the 2021 Plan will automatically increase each year on January 1st by an amount equal to the lesser of (i) 5% of the Fully-Diluted Common Stock (as defined in the 2021 Plan) on December 31st of the preceding year, and (ii) a number of shares of common stock determined by our board of directors. The reserve for the 2021 ESPP will automatically increase each year on January 1st by an amount equal to the lesser of (i) 1% of the Fully-Diluted Common Stock (as defined in the 2021 ESPP) on December 31st of the preceding year, (ii) 63,288 shares of common stock, and (iii) a number of shares of common stock determined by our board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for Surrozen’s directors and executive officers, which are described elsewhere in this Annual Report, described below are transactions since January 1, 2022, and each currently proposed transaction in which:

•
the amounts involved exceeded or will exceed $120,000; and

•
any of Surrozen directors, executive officers or holders of more than 5% of Surrozen outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Private Placement

In April 2024, we entered into a securities purchase agreement with certain institutional investors and management and issued and sold in a private placement: (i) 1,091,981 shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11,136,106 shares of common stock, for aggregate upfront gross proceeds of approximately $17.6 million, before deducting placement agent fees and other expenses. Please see Note 16 “Subsequent Event” to our consolidated financial statements for further discussion of the private placement.

The following table sets forth the aggregate number of shares and warrants purchased by the listed entities and persons in the private placement:

Name of Purchaser	Shares of Common Stock	Price Per Share(4)	Series A Warrants		Series B Warrants		Series C Warrants		Series D Warrants
Entities affiliated with The Column Group(1)	193,548	$15.50	193,548	(5)	210,526	(6)	749,998	(7)	749,998	(7)
Craig Parker(2)	1,474	$16.96	1,474	(8)	1,603	(9)	5,712	(7)	5,712	(7)
Charles Williams(3)	1,474	$16.96	1,474	(8)	1,603	(9)	5,712	(7)	5,712	(7)

___________________

(1) Entities affiliated with The Column Group own 5% or more of our capital stock. Tim Kutzkey, Ph.D. is a Managing Partner at The Column Group and a member of our board of directors.

(2) Craig Parker is our President and Chief Executive Officer and a member of our board of directors.

(3) Charles Williams is our Chief Financial Officer, Chief Operating Officer and Corporate Secretary.

(4) Includes $1.25 per share for the accompanying warrants to purchase shares of common stock.

(5) The exercise price of this warrant is $15.50 per share.

(6) The exercise price of this warrant is $14.25 per share.

(7) The exercise price of this warrant is $16.00 per share.

(8) The exercise price of this warrant is $16.96 per share.

(9) The exercise price of this warrant is $15.71 per share.

Indemnification Agreements

Our certificate of incorporation contains provisions limiting the liability of directors, and the certificate of incorporation provides that we indemnify each of our directors and officers to the fullest extent permitted under Delaware law. The certificate of incorporation also provides our board of directors with discretion to indemnify our employees and other agents when determined appropriate by the board.

In addition, we have entered into indemnification agreements with each of our directors and executive officers, which requires us to indemnify them. For more information regarding these agreements, see the section titled “Surrozen’s Executive Compensation—Limitations of Liability and Indemnification Matters.”

UCSF License and Option Agreements

In March 2022, we entered into a non-exclusive commercial license agreement with The Regents of the University of California, or UCSF, a holder of more than 5% of our capital stock to make and use licensed products identified from the phage display llama VHH single domain antibody library. Under the commercial license agreement, we paid UCSF a nominal license issue fee. We agreed to pay a nominal annual license maintenance fee, low five-digit payment per licensed product upon achievement of a regulatory milestone, nominal annual minimum royalties, and earned royalties equal to a sub-single digit percentage of our and our sublicensees’ net sales of licensed products.

For a more detailed description of the UCSF Agreements, see the section titled “Business—UCSF License and Option Agreements.”

Securities Repurchase

In December 2022, we entered into a securities purchase agreement with entities affiliated with Consonance Capital Management LP, collectively the Consonance Entities. Pursuant to the agreement, we repurchased an aggregate of 358,833 shares of our common stock and warrants to purchase an aggregate 87,366 shares of our common stock from the Consonance Entities for an aggregate purchase price of approximately $2.7 million. The shares of common stock were returned to authorized and unissued status and the warrants were cancelled. Following the repurchase, the Consonance Entities no longer hold any shares of Surrozen common stock or warrants to purchase Surrozen common stock.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a related person transaction policy setting forth the policies and procedures for the identification, review, and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which Surrozen and a related person were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, the Surrozen audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction, and the extent of the related person’s interest in the transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see the section above in Item 10 titled “Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Audit Fees(1)	$961	$960
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$961	$960

___________________

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with regulatory filings or engagements. Additionally, the Audit Fees in 2023 and 2022 included $115,000 and $180,000, respectively, related to the review of SEC registration statements, issuance of comfort letters and issuance of consents.

Auditor Independence

In 2023, there were no other professional services provided by Ernst & Young LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Ernst & Young LLP.

Audit Committee Pre-Approval Policy and Procedures

The audit committee must review and pre-approve all audit and non-audit services provided by Ernst & Young LLP, which was our independent registered public accounting firm as of December 31, 2023, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the audit committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is 12 months from the date of pre-approval, unless the audit committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the audit committee.

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

(3)
Exhibits:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Business Combination Agreement, dated as of April 15, 2021, by and among CHFW, Perseverance Merger Sub Inc., and Surrozen, Inc.	8-K	001-39635	2.1	4/15/2021
3.1	Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	8/17/2021
3.2	Amended and Restated Bylaws of Surrozen, Inc.	8-K	001-39635	3.1	10/13/2023
3.3	Certificate of Amendment to Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	12/13/2023
4.1	Specimen Warrant Certificate	S-1/A	001-39635	4.3	10/13/2020
4.2	Amended and Restated Warrant Agreement, dated as of March 31, 2023, between Surrozen, Inc. and Continental Stock Transfer & Trust Company	10-K	001-39635	4.6	3/31/2023
4.3	Description of Securities	10-K	001-39635	4.7	3/31/2023
10.1	Investors' Rights Agreement, dated as of August 11, 2021, by and among Surrozen, Inc., Consonance Life Sciences, and certain other investors	8-K	001-39635	10.5	8/17/2021
10.2+	Surrozen, Inc. 2021 Equity Incentive Plan					X
10.3+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under 2021 Equity Incentive Plan					X
10.4+	Form of RSU Grant Package under 2021 Equity Incentive Plan	10-Q	001-39635	10.1	11/08/2023
10.5+	Surrozen, Inc. 2021 Employee Stock Purchase Plan					X
10.6	Form of Indemnification Agreement	8-K	001-39635	10.8	8/17/2021
10.7††	Amended and Restated License and Option Agreement for Llama Single Domain Antibody Phage Library, dated as of January 17, 2020, by and between Regents of the University of California and Surrozen, Inc.	S-4/A	333-256146	10.9	1/24/2021
10.8††	Amended and Restated License and Option Agreement for Human Naïve Fab Library, dated as of January 17, 2020, by and between Surrozen, Inc. and Regents of the University of California	S-4/A	333-256146	10.10	6/24/2021
10.9††	Antibody Library Subscription Agreement, dated as of January 15, 2019, by and between Distributed Bio, Inc. and Surrozen, Inc.	S-4/A	333-256146	10.11	6/24/2021
10.10††	First Amendment to the Antibody Library Subscription Agreement, dated as of September 30, 2016, by and between Distributed Bio, Inc. and Surrozen, Inc.	S-4/A	333-256146	10.12	6/24/2021
10.11††	Exclusive (Equity) Agreement, dated as of March 23, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.13	6/24/2021
10.12††	Amendment No. 1 the Exclusive (Equity) Agreement, dated as of July 5, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.14	6/24/2021
10.13††	Amendment No. 2 to the Exclusive (Equity) Agreement, dated as of October 7, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.15	6/24/2021
10.14††	Amendment No. 3 to the Exclusive (Equity) Agreement, dated as of January 19, 2021, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.16	6/24/2021
10.15††	Exclusive License Agreement, dated as of June 6, 2018, by and between Surrozen, Inc. and The Board of Trustees of the Leland Stanford Junior University	S-4/A	333-256146	10.17	6/24/2021

10.16††	Purchase Agreement, dated as of February 18, 2022, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	001-39635	10.1	2/24/2022
10.17	Registration Rights Agreement, dated as of February 18, 2022, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	001-39635	10.2	2/24/2022
10.18	Lease Agreement, dated as of August 4, 2016, by and between HCP Oyster Point III LLC and Surrozen, Inc	10-K	001-39635	10.20	3/28/2022
10.19	Collaboration and License Agreement, dated as of September 30, 2022, by and between Boehringer Ingelheim International GmbH and Surrozen Operating, Inc.	10-Q	001-39635	10.1	11/14/2022
10.20	Sales Agreement, dated as of December 9, 2022, by and between the Company and Guggenheim Securities, LLC	S-3	333-268745	1.2	12/9/2022
10.21†	Letter Agreement dated as of September 20, 2023 by and between Charles River Laboratories, Inc. and Surrozen Operating, Inc., relating to that certain Antibody Library Subscription Agreement dated as of September 30, 2016 by and between Surrozen, Inc. and Distributed Bio, Inc., as amended on January 10, 2019	10-Q	001-39635	10.2	11/8/2023
10.22††	Side Agreement No. 2, relating to the exclusive agreement between Surrozen Operating, Inc. and the Board of Trustees of the Leland Stanford Junior University, dated March 23, 2016, as amended	10-Q	001-39635	10.2	5/10/2023
10.23+	Separation Agreement, by and between Surrozen Inc. and Dr. Wen-Chen Yeh, dated July 18, 2023	8-K	001-39635	10.1	7/19/2023
21.1	List of Subsidiaries	10-K	001-39635	21.1	3/31/2023
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SURROZEN, INC.

Date: April 10, 2024	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig Parker and Charles Williams, and each or any one of them, their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Parker	President and Chief Executive Officer and Director	April 10, 2024
Craig Parker	(Principal Executive Officer)

/s/ Charles Williams	Chief Financial Officer and Chief Operating Officer	April 10, 2024
Charles Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ David J. Woodhouse, Ph.D.	Chair of the Board of Directors	April 10, 2024
David J. Woodhouse, Ph.D.

/s/ Anna Berkenblit, M.D.	Director	April 10, 2024
Anna Berkenblit, M.D.

/s/ Eric Bjerkholt	Director	April 10, 2024
Eric Bjerkholt

/s/ Christopher Chai	Director	April 10, 2024
Christopher Chai

/s/ Mary Haak-Frendscho, Ph.D.	Director	April 10, 2024
Mary Haak-Frendscho, Ph.D.

/s/ Tim Kutzkey, Ph.D.	Director	April 10, 2024
Tim Kutzkey, Ph.D.

/s/ Shao-Lee Lin, M.D., Ph.D.	Director	April 10, 2024
Shao-Lee Lin, M.D., Ph.D.

/s/ Mace Rothenberg, M.D.	Director	April 10, 2024
Mace Rothenberg, M.D.