Form 10-Q
period 2024-03-31
Surrozen, Inc./DE
filed 2024-05-08
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 3,198,786 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, or the Quarterly Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause its actual results to differ significantly from those expressed in any forward-looking statement. There are no guarantees that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

In addition, statements that “Surrozen believes” or “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors.” You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements) as of the date of this Quarterly Report.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “company,” “Surrozen,” “we,” “us” and “our” refer to Surrozen, Inc.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,290	$36,043
Accounts receivable	2,128	2,152
Prepaid expenses and other current assets	2,597	2,937
Total current assets	32,015	41,132

Property and equipment, net	1,584	1,969
Operating lease right-of-use assets	1,532	1,889
Restricted cash	688	688
Other assets	897	402
Total assets	$36,716	$46,080

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$131	$525
Accrued and other liabilities	3,485	4,126
Lease liabilities, current portion	2,563	2,497
Total current liabilities	6,179	7,148

Lease liabilities, noncurrent portion	223	882
Warrant liabilities	178	115
Total liabilities	6,580	8,145

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of March 31, 2024 and December 31, 2023; 2,107 and 2,063 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	260,661	259,630
Accumulated deficit	(230,525)	(221,695)
Total stockholders’ equity	30,136	37,935
Total liabilities and stockholders’ equity	$36,716	$46,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$5,247	$8,086
General and administrative	3,883	5,299
Restructuring	—	1,207
Total operating expenses	9,130	14,592
Loss from operations	(9,130)	(14,592)
Interest income	385	547
Other expense, net	(85)	(252)
Net loss	(8,830)	(14,297)
Unrealized gain on marketable securities, net of tax	—	191
Comprehensive loss	$(8,830)	$(14,106)

Net loss per share attributable to common stockholders, basic and diluted	$(4.24)	$(7.16)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,083	1,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	2,063	$—	$259,630	$(221,695)	$37,935
Vesting of restricted stock units	44	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	1
Stock-based compensation expense	—	—	1,030	—	1,030
Net loss	—	—	—	(8,830)	(8,830)
Balance at March 31, 2024	2,107	$—	$260,661	$(230,525)	$30,136

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	2,006	$—	$254,895	$(241)	$(178,653)	$76,001
Repurchase of early exercised stock options	(1)	—	—	—	—	—
Vesting of early exercised stock options	—	—	13	—	—	13
Stock-based compensation expense	—	—	1,129	—	—	1,129
Other comprehensive gain	—	—	—	191	—	191
Net loss	—	—	—	—	(14,297)	(14,297)
Balance at March 31, 2023	2,005	$—	$256,037	$(50)	$(192,950)	$63,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(8,830)	$(14,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392	482
Stock-based compensation	1,030	1,129
Non-cash operating lease expense	357	301
Amortization of discount on marketable securities, net	—	(241)
Change in fair value of warrant liabilities	63	265
Loss on foreign currency remeasurement	24	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	340	592
Other assets	5	(2)
Accounts payable	(394)	(487)
Accrued and other liabilities	(1,140)	(1,387)
Operating lease liabilities	(593)	(525)
Net cash used in operating activities	(8,746)	(14,170)

Investing activities:
Purchases of property and equipment	(7)	(315)
Purchases of marketable securities	—	(7,857)
Proceeds from maturities of marketable securities	—	25,500
Net cash (used in) provided by investing activities	(7)	17,328

Financing activities:
Repurchase of early exercised stock options	—	(39)
Net cash used in financing activities	—	(39)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,753)	3,119
Cash, cash equivalents and restricted cash at beginning of period	36,731	25,095
Cash, cash equivalents and restricted cash at end of period	$27,978	$28,214

Supplemental disclosure of noncash investing and financing activities:
Deferred financing costs included in accrued and other liabilities	$500	$—
Purchases of property and equipment included in accounts payable	$—	$85
Vesting of early exercises of stock options	$1	$13

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	March 31,
	2024	2023
Cash and cash equivalents	$27,290	$27,809
Restricted cash	688	405
Cash, cash equivalents and restricted cash	$27,978	$28,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business

Organization

Surrozen, Inc., or the Company, is a clinical stage biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair, in a broad range of organs and tissues. The Company, a Delaware corporation, is located in South San Francisco, California and it operates and manages its business in one operating segment. Surrozen Netherlands, B.V. was incorporated in May 2022 and is located in Amsterdam, Netherlands as a wholly-owned subsidiary of the Company.

Liquidity

The Company has incurred net losses since inception. During the three months ended March 31, 2024 and 2023, the Company incurred a net loss of $8.8 million and $14.3 million, respectively. For the three months ended March 31, 2024 and 2023, the Company used $8.7 million and $14.2 million of cash in operations, respectively. As of March 31, 2024, the Company had cash and cash equivalents of $27.3 million and an accumulated deficit of approximately $230.5 million. The Company expects operating expenses to continue to be significant in connection with its ongoing clinical study and anticipates the need to raise additional capital to continue to execute its long-range business plan.

Management believes that the existing cash, cash equivalents and the gross proceeds of approximately $17.6 million received in April 2024 from the closing of a private placement (see Note 12), before deducting placement agent fees and other expenses, are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its unaudited condensed consolidated financial statements. However, if the Company’s anticipated cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

Reverse Stock Split

On December 13, 2023, the Company filed a certificate of amendment to its certificate of incorporation to effect a 1-for-15 reverse stock split of the issued and outstanding common stock, or the Reverse Stock Split. As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock was converted into one issued and outstanding share of common stock, without any change in par value per share. The Reverse Stock Split affected all shares of common stock outstanding immediately prior to the effectiveness of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under the equity incentive plans and employee stock purchase plan. In addition, the Reverse Stock Split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options, restricted stock units and warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in the exercise price per share applicable to such stock options and warrants. No fractional shares were issued because of the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof. All share and per share amounts in these unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as determined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or future year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 10, 2024.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash and cash equivalents. The Company’s cash is held by financial institutions that may at times exceed federally insured limits. However, the Company’s exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the unaudited condensed consolidated balance sheets. The Company believes it is not exposed to significant credit risk on cash. The Company’s cash equivalents were held in custodial accounts maintained by third-party custodians. The Company’s policy is to invest cash in institutional money market funds with high credit quality to limit the amount of credit exposure. The Company has not experienced any losses on its cash equivalents.

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

The Company determined that the Company’s intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be the non-refundable upfront payment. Variable consideration related to future milestones was fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. The Company will recognize sales-based royalties as revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties that have been allocated have been satisfied (or partially satisfied).

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

	March 31,
	2024	2023
Common stock issuable upon exercise of stock options	310	342
Unvested restricted stock awards	3	6
Unvested restricted stock units	44	—
Unvested common stock subject to repurchase	—	1
Common stock issuable upon exercise of warrants	5,907	5,907
Total	6,264	6,256

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earning per share calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. The Company adopted this standard effective January 1, 2024, using a modified retrospective method. The adoption of the standard did not have a material impact on the Company's unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires entities to disclose additional categories about federal, state and foreign income taxes in the effective tax rate reconciliation as well as provide annual income taxes paid disaggregated by federal, state and foreign taxes. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses and information used to assess segment performance. All disclosure requirements of the update are required for entities with a single reportable segment. The standard is effective for annual periods beginning after December 15, 2023, and interim periods beginning thereafter. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements and related disclosures.

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$22,397	$—	$—	$22,397
Total financial assets measured at fair value	$22,397	$—	$—	$22,397

Liabilities(2):
Public Warrants	$82	$—	$—	$82
PIPE Warrants	—	96	—	96
Total financial liabilities measured at fair value	$82	$96	$—	$178

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$33,014	$—	$—	$33,014
Total financial assets measured at fair value	$33,014	$—	$—	$33,014

Liabilities(2):
Public Warrants	$53	$—	$—	$53
PIPE Warrants	—	62	—	62
Total financial liabilities measured at fair value	$53	$62	$—	$115

(1)
Included in cash and cash equivalents on the condensed consolidated balance sheet.
(2)
See Note 10.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three months ended March 31, 2024.

The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. The PIPE Warrants are classified as Level 2 due to the use of observable market data for identical or similar liabilities. The fair value of each PIPE Warrant is determined to be consistent with that of a Public Warrant because the PIPE Warrants are also subject to the make-whole redemption feature, which allows the Company to redeem both types of warrants on similar terms.

Assets that are Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets such as property and equipment and operating lease right-of-use assets, are adjusted to fair value on a nonrecurring basis when an impairment has occurred. As of December 31, 2023, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. The Company concluded that the carrying value of its long-lived assets was not recoverable and recognized an impairment loss of $0.2 million during the fourth quarter of 2023 based on the fair value of the individual assets.

To determine the fair value of the individual assets, the Company utilized the discounted cash flow method of the income approach based on market participant assumptions with Level 3 inputs. These represent a Level 3 nonrecurring fair value measurement. Calculating the fair value of the assets involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates and market conditions. Changes in the factors and assumptions used could materially affect the amount of impairment loss recognized in the period the asset was considered impaired.

The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of its long-lived assets for the three months ended March 31, 2024.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid research and development expenses	$784	$1,751
Prepaid insurance	418	606
Other	1,395	580
Prepaid expenses and other current assets	$2,597	$2,937

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued payroll and related expenses	$1,489	$2,508
Accrued research and development expenses	1,162	1,261
Accrued professional service fees	679	65
Other	155	292
Accrued and other liabilities	$3,485	$4,126

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

Under the terms of the CLA, BI agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Company received $10.5 million of the upfront payment from BI in November 2022. The associated withholding tax of $2.1 million is expected to be refunded to the Company in 2024 and recognized as accounts receivable on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company’s intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be $12.5 million, which is the non-refundable upfront payment. Variable consideration related to future milestones was fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate to. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended March 31, 2024 and 2023, the Company incurred de minimis research and development expenses under the Stanford agreements. No milestones have been achieved as of March 31, 2024.

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

For the three months ended March 31, 2024 and 2023 the Company incurred de minimis research and development expenses under the UCSF Agreements and the commercial license agreement. No milestones have been achieved as of March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, the Company incurred zero and $0.1 million of research and development expenses under the Distributed Bio Agreement, respectively. The Company achieved a milestone with regard to the initiation of the Phase 1 clinical trial for SZN-1326 in May 2022.

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

In July 2023, the Company implemented a restructuring plan approved by the board of directors to further reduce its overall workforce by approximately 38% to better align its workforce with the business needs and focus more of its capital resources on its clinical stage programs. The Company completed the workforce reduction in 2023 and incurred one-time restructuring charges, including employee severance and other termination benefits, of approximately $1.6 million to be recognized ratably over the requisite service period in 2023.

The outstanding restructuring liabilities are included in accrued and other liabilities on the condensed consolidated balance sheet. The following tables summarize activity during the three months ended March 31, 2024 and 2023 (in thousands):

Employee Severance and Other Benefits
Balance, December 31, 2023	$74
Cash payments	(44)
Personnel adjustments	(30)
Balance, March 31, 2024	$—

Employee Severance and Other Benefits
Balance, December 31, 2022	$—
Restructuring charges	1,207
Cash payments	(726)
Balance, March 31, 2023	$481

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

The operating lease expense for each of the three months ended March 31, 2024 and 2023 was $0.4 million.

Aggregate future minimum rental payments under the operating leases as of March 31, 2024, were as follows (in thousands):

Remaining nine months ending December 31, 2024	$2,014
Year ending December 31, 2025	891
Total lease payments	2,905
Less: Imputed interest	(119)
Operating lease liabilities	$2,786

Note 9. Stockholders’ Equity

Equity Purchase Agreement

In February 2022, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, or the Equity Purchase Agreement, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million shares of the Company’s common stock.

Upon execution of the Equity Purchase Agreement, the Company issued nominal shares of common stock to Lincoln Park with the fair value of $0.3 million as consideration for Lincoln Park’s commitment to purchase the Company’s common stock. In the event that the Company sells an aggregate of $30.0 million shares of its common stock under the Equity Purchase Agreement, the Company shall pay an additional commitment fee of $0.1 million in cash to Lincoln Park. As of March 31, 2024, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

At-the-Market Sales Agreement

In December 2022, the Company entered into a sales agreement with Guggenheim Securities, LLC to issue and sell up to $23.0 million shares of the Company’s common stock, or the 2022 ATM. The compensation payable to Guggenheim is equal to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of March 31, 2024, the Company has not sold any shares of common stock under the 2022 ATM.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding as of March 31, 2024 and December 31, 2023 (in thousands, except exercise price per warrant):

Type	Classification	Expiration Date	Exercise Price per Share	March 31, 2024	December 31, 2023
Public Warrants	Liability	August 12, 2026	$172.50	2,733	2,733
PIPE Warrants	Liability	August 12, 2026	172.50	3,174	3,174
Total				5,907	5,907

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

PIPE Warrants

At March 31, 2024, the PIPE Warrants are the same in all respects as the Public Warrants. On March 31, 2023, the Company entered into an amended and restated warrant agreement with Continental Stock Transfer & Trust Company as warrant agent, or the PIPE Warrant Agreement. PIPE Warrants may be converted into Public Warrants on transfer pursuant to the terms of the PIPE Warrant Agreement. As of March 31, 2024, no PIPE Warrants were converted into Public Warrants.

Classification

The Public Warrants and PIPE Warrants are not considered indexed to the Company’s common stock as certain provisions of the warrant agreements could change the settlement amount of these warrants. As a result, they were classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss.

Note 11. Stock-Based Compensation Plans

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options and restricted stock awards, or RSAs, under the 2021 Plan generally vest over four years. Restricted stock units, or RSUs, granted under the 2021 Plan generally vest in one year. As of March 31, 2024, there were 0.4 million shares of common stock available for issuance under the 2021 Plan.

The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of March 31, 2024, there were 35,000 shares of common stock available for issuance under the ESPP. During the three months ended March 31, 2024, no shares were issued under the ESPP.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2023	311	$27.70	7.99
Granted	—	7.89
Forfeited	—	25.02
Expired	(1)	33.32
Outstanding – March 31, 2024	310	27.69	7.75	$310
Exercisable – March 31, 2024	179	$28.59	7.27	293

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at March 31, 2024.

During the three months ended March 31, 2024 and 2023, the Company granted options with a weighted-average grant-date fair value of $6.00 and $9.90 per share.

No options were exercised during the three months ended March 31, 2024 and 2023.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.02	5.89
Expected volatility	89.83%	85.82%
Risk-free rate	4.00%	3.93%
Dividend yield	—	—

Restricted Stock Awards

The following table summarizes the Company’s RSAs activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSAs, unvested at December 31, 2023	4	$146.92
Vested	(1)	145.23
RSAs, unvested at March 31, 2024	3	147.38

The fair value of RSAs vested during the three months ended March 31, 2024 and 2023 was de minimis.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2023	90	$7.73
Vested	(44)	7.73
Cancelled	(2)	7.73
RSUs, unvested at March 31, 2024	44	$7.73

The fair value of RSUs vested during the three months ended March 31, 2024 was $0.4 million.

Stock-Based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$298	$343
General and administrative	732	786
Total stock-based compensation expense	$1,030	$1,129

As of March 31, 2024, there was approximately $4.5 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 1.49 years.

Note 12. Subsequent Event

Private Placement

In April 2024, the Company entered into a securities purchase agreement with certain institutional investors (the “Investors”) and management whereby the Company issued and sold in a private placement : (i) shares of common stock, (ii) pre-funded warrants to purchase shares of common stock, and (iii) warrants to purchase shares of common stock.

Pursuant to the agreement, the Company issued and sold to the Investors 1.1 million shares of common stock and pre-funded warrants to purchase up to 40,000 shares of common stock, at a purchase price of $15.50 and $15.4999, respectively, for aggregate gross proceeds of $17.5 million, before deducting placement agent fees and other expenses. Each pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately and will not expire until exercised in full. The purchase price per share and per pre-funded warrant includes $1.25 for the following accompanying common stock warrants:

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

Additionally, the Company issued and sold to members of management an additional 2,948 shares of common stock at a purchase price of $16.96 per share for aggregate gross proceeds of $0.1 million. The purchase price per share includes $1.25 for the following accompanying common stock warrants:

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

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc. to sublease approximately 6,102 square feet of the Company’s office and laboratory space in South San Francisco, California. The sublease term is on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. Nura Bio, Inc. is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. Please see “Part II, Item 5 – Other Information” for a further discussion of the sublease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 10, 2024.

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

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

SZN-043 is our candidate in development for severe alcohol-associated hepatitis, or severe AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS™ technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. In multiple preclinical animal models of liver injury and fibrosis, SZN-043 has been shown to selectively activate Wnt signaling in the liver, stimulate transient hepatocyte proliferation, improve liver function and reduce fibrosis. The Phase 1a study was completed in February 2024. SZN-043 demonstrated acceptable safety and tolerability in the planned Phase 1b dose range (0.5 mg/kg to 1.5 mg/kg), with evidence of target engagement, Wnt signal activation and effects on liver function. The observed safety, pharmacokinetics and pharmacodynamic activity were the basis for our previous announcement that we planned to initiate enrollment in the Phase 1b study in severe AH. We are actively initiating the aforementioned Phase 1b clinical trial and anticipate potential proof-of-concept data from the Phase 1b clinical trial in the first half of 2025.

SZN-413, a Fzd4 targeted bi-specific antibody, is being developed as a novel treatment for retinal vascular-associated diseases and utilizes our proprietary SWAP technology to activate Wnt signaling. Fzd4 mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function. Data generated in preclinical models of retinopathy demonstrated SZN-413 stimulated Wnt signaling and was able to induce normal retinal vessel regrowth while suppressing pathological vessel growth. In October 2022, we executed a Collaboration and Licensing Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. We anticipate the potential to nominate the lead Fzd-4 targeted Wnt agonist development candidate in 2024, which would trigger a $10.0 million milestone payment to us. See note 5 to the unaudited condensed consolidated financial statements for further information regarding our licensing and collaboration agreement with BI.

The chart below represents a summary of our wholly owned product candidates:

By leveraging our in house capabilities and scientific approach, we have identified multiple potential tissue types to explore. Our research efforts are currently focused on applications in the eye.

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. During the three months ended March 31, 2024 and 2023, we incurred net losses of $8.8 million and $14.3 million, respectively. As of March 31, 2024, we had an accumulated deficit of $230.5 million and cash and cash equivalents of $27.3 million.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Operating expenses:
Research and development	$5,247	$8,086	$(2,839)	-35%
General and administrative	3,883	5,299	(1,416)	-27%
Restructuring	—	1,207	(1,207)	-100%
Total operating expenses	9,130	14,592	(5,462)	-37%
Loss from operations	(9,130)	(14,592)	5,462	-37%
Interest income	385	547	(162)	-30%
Other expense, net	(85)	(252)	167	-66%
Net loss	$(8,830)	$(14,297)	$5,467	-38%

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (dollars in thousands):

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
SZN-043	$2,841	$3,612	$(771)	-21%
SZN-1326	415	1,563	(1,148)	-73%
Discovery and preclinical stage programs	1,991	2,911	(920)	-32%
Total research and development expenses	$5,247	$8,086	$(2,839)	-35%

The decrease of $0.8 million, or 21%, in SZN-043 program expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is primarily due to the workforce reductions we implemented in 2023. The decrease of $1.1 million, or 73%, in SZN-1326 program expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is also primarily due to the workforce reductions we implemented in 2023, as well as the discontinuation of the clinical development of SZN-1326 in January 2024. The decrease of $0.9 million, or 32%, in discovery and preclinical stage program expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is primarily due to the workforce reductions we implemented in 2023 to focus our resources on our clinical stage programs.

General and Administrative Expenses

The decrease of $1.4 million, or 27%, in general and administrative expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is primarily attributable to reductions in employee-related expenses as a result of the workforce reductions we implemented in 2023, as well as lower consulting and professional fees as a result of the restructuring plans we implemented in 2023.

Restructuring

The decrease of $1.2 million in restructuring charges for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is attributable to the workforce reduction we implemented in the first quarter of 2023.

Interest Income

The decrease of $0.2 million in interest income for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is primarily due to a decrease in cash equivalents and marketable securities.

Other Expense, Net

The decrease of $0.2 million, or 66%, in other expense, net for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is primarily attributable to the non-cash change in fair value of warrant liabilities.

Liquidity and Capital Resources

Since inception, we have only generated collaboration and license revenue under the CLA with BI. We incurred significant net operating losses and negative cash flows from operations. Historically, we have financed our operations primarily through the sales of our equity securities and the payment received under our collaboration and license agreement. We anticipate that we will continue to incur net losses for the foreseeable future because of additional costs and expenses related to our research and development activities, including increased expenses from pipeline advancement and advancement of our product candidates into and through clinical developments and associated regulatory submissions. We expect to continue to incur significant costs associated with being a public company, including costs related to compliance with the Nasdaq and SEC requirements.

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

Private Placement

In April 2024, we entered into a securities purchase agreement with certain institutional investors and management whereby we issued and sold in a private placement: (i) 1,091,981 shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase 11,136,106 shares of common stock. At the closing of the private placement, we received aggregate upfront gross proceeds of approximately $17.6 million, before deducting placement agent fees and other expenses. If the warrants are exercised in full we will receive additional gross proceeds of approximately $175.5 million. None of the warrants issued in the private placement have been exercised as of the filing of this Quarterly Report. Please see note 12 to the unaudited condensed consolidated financial statements for further information regarding the private placement.

Sublease

In April 2024, we entered into a related party transaction with Nura Bio, Inc. to sublease approximately 6,102 square feet of our office and laboratory space in South San Francisco, California. The sublease term is on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. Nura Bio, Inc. is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. Please see “Part II, Item 5 – Other Information” for a further discussion of the sublease.

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

As of March 31, 2024, we had cash and cash equivalents of $27.3 million and accumulated deficit of $230.5 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and the gross proceeds of approximately $17.6 million received in April 2024 from the closing of the private placement, before deducting placement agent fees and other expenses, will be sufficient to fund our operations for at least the next 12 months from the filing date of this Quarterly Report. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(8,746)	$(14,170)
Net cash (used in) provided by investing activities	(7)	17,328
Net cash used in financing activities	—	(39)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,753)	$3,119

Cash Used in Operating Activities

Cash used in operating activities of $8.7 million for the three months ended March 31, 2024 was primarily due to the use of funds in our operations, and the resulting net loss of $8.8 million and a net change of $1.8 million in our net operating assets and liabilities, offset by $1.9 million in non-cash charges. Cash used in operating activities of $14.2 million for the three months ended March 31, 2023 was primarily due to the use of funds in our operations, and the resulting net loss of $14.3 million and a net change of $1.8 million in our net operating assets and liabilities, offset by $1.9 million in non-cash charges.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities of $7,000 for the three months ended March 31, 2024 was related to the purchases of lab equipment. Cash provided by investing activities of $17.3 million for the three months ended March 31, 2023 was primarily related to $25.5 million of proceeds from maturities of marketable securities, offset by $7.9 million of cash used for the purchase of marketable securities and $0.3 million of cash used for the purchase of laboratory, office and computer equipment.

Cash Used in Financing Activities

There were no financing activities for the three months ended March 31, 2024. Cash used in financing activities of $39,000 for the three months ended March 31, 2023 was related to the repurchase of shares of common stock issued upon early exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2024 have not materially changed since December 31, 2023. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding our contractual obligations and commitments.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent they have been made, of their potential impact on our unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make an investment decision with respect to our securities, you should carefully consider the risks and uncertainties described below. These risks should be considered along with all of the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes, before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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
•
Our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, natural disasters and other events on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom it conducts business, including contract manufacturers, contract research organizations, or CROs, shippers and others.
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

The Phase 1a clinical trial for SZN-043 was completed in February 2024, but Grade 1 and 2 treatment-related asymptomatic transaminase elevations were present in several subjects dosed with SZN-043. The transaminase elevations for these subjects resolved spontaneously, and no serious adverse events were observed during the study. We intend to further analyze available clinical data and monitor future clinical studies to understand and mitigate, if possible, for these observations. If these observations are present and represent unacceptable safety in the intended population of patients with severe alcohol-associated hepatitis, or AH, we may need to pause the trials to perform additional pre-clinical experiments, causing delays in our development plans and requiring additional capital to resume and complete our development efforts and clinical trials for SZN-043. If we are unable to safely continue the trial for SZN-043 and resolve these observations, development of SZN-043 may be substantially delayed or abandoned and adversely affect our financial condition and results of operations.

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
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•
factors we cannot control that may limit patients, principal investigators or staff or clinical site availability.

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

As referenced above, for example, courts in the U.S. continue to refine the heavily fact-and-circumstance-dependent jurisprudence defining the scope of patent protection available for therapeutics, narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This creates uncertainty about our ability to obtain patents in the future and the value of such patents. In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in the future and whether patent expiration dates will be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which significantly impacts European patents, including those granted before the introduction of the system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC had the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of these changes.

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

In April 2024, we entered into a securities purchase agreement with certain institutional investors and management and issued and sold in a private placement: (i) 1,091,981 shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11,136,106 shares of common stock. A significant portion of these warrants may only be exercised in the event we meet certain clinical development milestones. If we achieve these milestones and the warrants are exercised, it will result in significant dilution to our stockholders. In the alternative, we may not achieve these milestones, in which event we will be required to seek alternative sources of financing to continue the clinical development of our product candidates. Please see note 12 to the unaudited condensed consolidated financial statements for further information regarding the private placement and the terms of the warrants. In addition, outstanding options may be exercised and restricted stock units may vest resulting in the issuance of additional shares of common stock, which will result in further dilution to our stockholders.

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

Our public warrants are issued in registered form under an amended and restated warrant agreement by and between Continental Stock Transfer & Trust Company, as the warrant agent, and us, dated as of March 31, 2023, or the Warrant Agreement. The Warrant Agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, convert the public warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a public warrant.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

Sublease Agreement with Nura Bio, Inc.

On April 19, 2024, we entered into a sublease agreement, or the Sublease, with Nura Bio, Inc. pursuant to which we will sublease to Nura Bio approximately 6,102 square feet of space located at 171 Oyster Point Boulevard in South San Francisco, California on a month-to-month basis. We previously entered into a lease with HCP Oyster Point III LLC, dated August 4, 2016, for approximately 32,813 square feet of office space, which lease terminates in April 2025.

The term of the Sublease commences on the later of (i) receipt of HCP Oyster Point III LLC’s written consent to the Sublease or (ii) delivery of the subleased space to Nura Bio with the lab portions of the space fully decommissioned, and will continue on a month-to-month basis unless the Sublease is sooner terminated pursuant to its terms or our original lease is sooner terminated pursuant to its terms. In addition, either party may terminate the Sublease upon 30 days’ written notice to the other party; provided, however, that we shall not have the right to terminate the Sublease during the first six months unless Nura Bio is then in material breach of the Sublease.

The monthly base rent for the Sublease is $35,086.50. The base rent is subject to a 3% annual increase, after 12 months, and on each 12-month anniversary thereafter, provided that the parties continue to renew the Sublease on a month-to-month basis through such time. Nura Bio, Inc. is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space.

Tim Kutzkey, Ph.D., a member of our board of directors, serves as the chairman of the board of directors of Nura Bio. Dr. Kutzkey serves as Managing Partner of The Column Group, LLC, which is the general partner of certain limited partnerships which are significant stockholders of Nura Bio. In accordance with our related person transaction policy, our audit committee has approved and ratified the Sublease with Nura Bio.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	8/17/2021
3.2	Amended and Restated Bylaws of Surrozen, Inc.	8-K	001-39635	3.1	10/13/2023
3.3	Certificate of Amendment to Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	12/13/2023
4.1	Specimen Warrant Certificate	S-1/A	001-39635	4.3	10/13/2020
4.2	Amended and Restated Warrant Agreement, dated as of March 31, 2023, between Surrozen, Inc. and Continental Stock Transfer & Trust Company	10-K	001-39635	4.6	3/31/2023
10.1	Sublease Agreement, dated April 19, 2024, by and between Surrozen,Inc. and Nura Bio, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_______________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURROZEN, INC.

Date: May 8, 2024	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)