Form 10-Q
period 2024-06-30
Surrozen, Inc./DE
filed 2024-08-12
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 3,205,852 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, or the Quarterly Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,765	$36,043
Accounts receivable	2,112	2,152
Prepaid expenses and other current assets	1,760	2,937
Total current assets	41,637	41,132

Property and equipment, net	1,198	1,969
Operating lease right-of-use assets	1,175	1,889
Restricted cash	688	688
Other assets	373	402
Total assets	$45,071	$46,080

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$173	$525
Accrued and other liabilities	3,644	4,126
Lease liabilities, current portion	2,166	2,497
Total current liabilities	5,983	7,148

Lease liabilities, noncurrent portion	—	882
Warrant liabilities	33,026	115
Total liabilities	39,009	8,145

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of June 30, 2024 and December 31, 2023; 3,206 and 2,063 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	261,848	259,630
Accumulated deficit	(255,786)	(221,695)
Total stockholders’ equity	6,062	37,935
Total liabilities and stockholders’ equity	$45,071	$46,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$5,335	$6,937	$10,582	$15,023
General and administrative	3,714	3,338	7,597	8,637
Restructuring	—	—	—	1,207
Total operating expenses	9,049	10,275	18,179	24,867
Loss from operations	(9,049)	(10,275)	(18,179)	(24,867)
Interest income	490	623	875	1,170
Other income, net	3,695	265	3,610	13
Loss on issuance of common stock, pre-funded warrants and warrants	(20,397)	—	(20,397)	—
Net loss	(25,261)	(9,387)	(34,091)	(23,684)
Unrealized gain on marketable securities, net of tax	—	55	—	246
Comprehensive loss	$(25,261)	$(9,332)	$(34,091)	$(23,438)

Net loss per share attributable to common stockholders, basic and diluted	$(7.99)	$(4.68)	$(13.00)	$(11.84)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,162	2,004	2,622	2,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	2,063	$—	$259,630	$(221,695)	$37,935
Vesting of restricted stock units	44	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	1
Stock-based compensation expense	—	—	1,030	—	1,030
Net loss	—	—	—	(8,830)	(8,830)
Balance at March 31, 2024	2,107	—	260,661	(230,525)	30,136
Issuance of common stock in the Private Placement	1,092	—	—	—	—
Issuance of common stock upon employee stock purchase plan	7	—	42	—	42
Stock-based compensation expense	—	—	1,145	—	1,145
Net loss	—	—	—	(25,261)	(25,261)
Balance at June 30, 2024	3,206	$—	$261,848	$(255,786)	$6,062

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	2,006	$—	$254,895	$(241)	$(178,653)	$76,001
Repurchase of early exercised stock options	(1)	—	—	—	—	—
Vesting of early exercised stock options	—	—	13	—	—	13
Stock-based compensation expense	—	—	1,129	—	—	1,129
Other comprehensive gain	—	—	—	191	—	191
Net loss	—	—	—	—	(14,297)	(14,297)
Balance at March 31, 2023	2,005	—	256,037	(50)	(192,950)	63,037
Issuance of common stock under employee stock purchase plan	33	—	187	—	—	187
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation expense	—	—	1,158	—	—	1,158
Other comprehensive gain	—	—	—	55	—	55
Net loss	—	—	—	—	(9,387)	(9,387)
Balance at June 30, 2023	2,038	$—	$257,390	$5	$(202,337)	$55,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(34,091)	$(23,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	778	977
Stock-based compensation	2,175	2,287
Non-cash operating lease expense	714	613
Amortization of discount on marketable securities, net	—	(480)
Transaction costs allocated to pre-funded warrants and warrants in connection with the Private Placement	1,507	—
Loss on issuance of common stock, pre-funded warrants and warrants	20,397	—
Change in fair value of warrant liabilities	(5,036)	—
Loss on foreign currency remeasurement	40	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,177	1,696
Other assets	29	20
Accounts payable	(352)	(472)
Accrued and other liabilities	(482)	(2,802)
Operating lease liabilities	(1,213)	(1,074)
Net cash used in operating activities	(14,357)	(22,919)

Investing activities:
Purchases of property and equipment	(7)	(398)
Purchases of marketable securities	—	(18,690)
Proceeds from maturities of marketable securities	—	53,665
Net cash (used in) provided by investing activities	(7)	34,577

Financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants in the Private Placement, net of transaction costs	16,044	—
Proceeds from issuance of common stock upon employee stock plan purchases	42	187
Repurchase of early exercised stock options	—	(39)
Net cash provided by financing activities	16,086	148
Net increase in cash, cash equivalents and restricted cash	1,722	11,806
Cash, cash equivalents and restricted cash at beginning of period	36,731	25,095
Cash, cash equivalents and restricted cash at end of period	$38,453	$36,901

Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercises of stock options	$1	$21

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	June 30,
	2024	2023
Cash and cash equivalents	$37,765	$36,496
Restricted cash	688	405
Cash, cash equivalents and restricted cash	$38,453	$36,901

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

Liquidity

The Company has incurred net losses since inception. During the three and six months ended June 30, 2024, the Company incurred a net loss of $25.3 million and $34.1 million, respectively. For the three and six months ended June 30, 2023, the Company incurred a net loss of $9.4 million and $23.7 million, respectively. For the six months ended June 30, 2024 and 2023, the Company used $14.4 million and $22.9 million of cash in operations, respectively. As of June 30, 2024, the Company had cash and cash equivalents of $37.8 million and an accumulated deficit of approximately $255.8 million. The Company expects operating expenses to continue to be significant in connection with its ongoing clinical study and anticipates the need to raise additional capital to continue to execute its long-range business plan.

Management believes that the existing cash and cash equivalents are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its unaudited condensed consolidated financial statements. However, if the Company’s anticipated cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as determined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or future year.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include certain accrued expenses for research and development activities and fair value of warrants issued in connection with the closing of a private placement in April 2024. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

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

Warrant Liabilities

The Company's warrants are classified as liabilities and measured at fair value. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred. At the end of each reporting period, any change in fair value during the period are recognized in other income, net within the unaudited consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liabilities for changes in the fair value until the earlier of (a) the exercise or expiration of the warrants or (b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share is calculated using the more dilutive of the two-class method or treasury method. The Company’s basic net loss per share is the same as diluted net loss per share as the effects of the potentially dilutive securities are antidilutive. The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (in thousands):

	June 30,
	2024	2023
Common stock issuable upon exercise of stock options	559	333
Unvested restricted stock awards	2	5
Unvested restricted stock units	84	—
Unvested common stock subject to repurchase	—	—
Common stock issuable upon exercise of warrants	17,083	5,907
Total	17,728	6,245

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses and information used to assess segment performance. All disclosure requirements of the update are required for entities with a single reportable segment. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements and related disclosures.

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$33,756	$—	$—	$33,756
Total financial assets measured at fair value	$33,756	$—	$—	$33,756

Liabilities(2):
2021 Public Warrants	$45	$—	$—	$45
2021 PIPE Warrants	—	54	—	54
2024 Pre-Funded Warrants	—	438	—	438
2024 PIPE Warrants	—	—	32,490	32,490
Total financial liabilities measured at fair value	$45	$492	$32,490	$33,027

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$33,014	$—	$—	$33,014
Total financial assets measured at fair value	$33,014	$—	$—	$33,014

Liabilities(2):
2021 Public Warrants	$53	$—	$—	$53
2021 PIPE Warrants	—	62	—	62
Total financial liabilities measured at fair value	$53	$62	$—	$115

(1)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)
See Note 10.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the six months ended June 30, 2024.

The 2021 Public Warrants (as defined in Note 10 below) are classified as Level 1 due to the use of an observable market quote in an active market. The 2021 PIPE Warrants (as defined in Note 10 below) are classified as Level 2 due to the use of observable market data for identical or similar liabilities. The fair value of each 2021 PIPE Warrant is determined to be consistent with that of a 2021 Public Warrant because the 2021 PIPE Warrants are also subject to the make-whole redemption feature, which allows the Company to redeem both types of warrants on similar terms.

The 2024 Pre-Funded Warrants (as defined in Note 10 below) are classified as Level 2 due to the use of observable market data for similar instruments. The fair value of the 2024 Pre-Funded Warrants is determined to be consistent with the fair value of the Company’s common stock due to the nominal exercise price. The 2024 PIPE Warrants (as defined in Note 10 below) are classified as Level 3 because the fair value was measured based on significant inputs that are unobservable in the market. The 2024 PIPE Warrants were initially recorded at fair value and subsequently remeasured at each reporting period using the Black-Scholes option-pricing model. The significant unobservable inputs used in the fair value measurement of the warrants include the timing and probability of achieving the milestones and the expected volatility. The expected volatility was implied from a peer analysis. The expected term was estimated based on the timing of when the milestone is expected to be achieved, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected term. The dividend rate is based on the historical rate, which the Company anticipated remaining at zero.

The fair value of the 2024 PIPE Warrants may change significantly as additional data is obtained, impacting the Company’s assumptions to estimate the fair value of the liabilities. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The key inputs into the fair value measurement of the 2024 PIPE Warrants were as follows at the initial measurement and June 30, 2024:

	June 30,	April 4,
	2024	2024
Expected term (in years)	0.5 - 4.8	0.8 - 5.0
Expected volatility	95%	100%
Risk-free interest rate	4.4% - 5.4%	4.4% - 5.2%
Dividend yield	—	—

2024 PIPE Warrants
Balance, December 31, 2023	$—
Issuance in the Private Placement	37,494
Change in fair value upon remeasurement(1)	(5,004)
Balance, June 30, 2024	32,490

(1) Included in other income, net on the condensed consolidated statement of operations.

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

The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of its long-lived assets for the six months ended June 30, 2024.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid research and development expenses	$734	$1,751
Prepaid insurance	174	606
Other	852	580
Prepaid expenses and other current assets	$1,760	$2,937

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued payroll and related expenses	$1,881	$2,508
Accrued research and development expenses	1,469	1,261
Accrued professional service fees	126	65
Other	168	292
Accrued and other liabilities	$3,644	$4,126

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

Under the terms of the CLA, BI agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Company received $10.5 million of the upfront payment from BI in November 2022. The associated withholding tax of $2.1 million is expected to be refunded to the Company in 2024 and recognized as accounts receivable on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

For the three and six months ended June 30, 2024 and 2023, the Company incurred de minimis research and development expenses under the Stanford agreements. No milestones have been achieved as of June 30, 2024.

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

For the three and six months ended June 30, 2024 and 2023 the Company incurred de minimis research and development expenses under the UCSF Agreements and the commercial license agreement. No milestones have been achieved as of June 30, 2024.

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

For the three and six months ended June 30, 2024, the Company did not incur research and development expenses under the Distributed Bio Agreement, respectively. For the three and six months ended June 30, 2023, the Company incurred $0.1 million of research and development expenses under the Distributed Bio Agreement, respectively. The Company achieved a milestone with regard to the initiation of the Phase 1 clinical trial for SZN-1326 in May 2022.

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

In July 2023, the Company implemented a restructuring plan approved by the board of directors to further reduce its overall workforce by approximately 38% to better align its workforce with the business needs and focus more of its capital resources on its clinical stage programs. The Company completed the workforce reduction in 2023 and incurred one-time restructuring charges, including employee severance and other termination benefits, of approximately $1.5 million to be recognized ratably over the requisite service period from July 2023 through March 2024.

The outstanding restructuring liabilities are included in accrued and other liabilities on the condensed consolidated balance sheet. The following tables summarize activity during the three and six months ended June 30, 2024 and 2023 (in thousands):

Employee Severance and Other Benefits
Balance, December 31, 2023	$74
Cash payments	(44)
Personnel adjustments	(30)
Balance, June 30, 2024	$—

Employee Severance and Other Benefits
Balance, December 31, 2022	$—
Restructuring charges	1,207
Cash payments	(726)
Balance, March 31, 2023	481
Cash payments	(457)
Balance, June 30, 2023	$24

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

The operating lease expense for each of the three and six months ended June 30, 2024 and 2023 was $0.4 million, $0.8 million, $0.4 million and $0.8 million, respectively.

Aggregate future minimum rental payments under the operating leases as of June 30, 2024, were as follows (in thousands):

Remaining six months ending December 31, 2024	$1,344
Year ending December 31, 2025	891
Total lease payments	2,235
Less: Imputed interest	(69)
Operating lease liabilities	$2,166

Note 9. Stockholders’ Equity

Private Placement

In April 2024, the Company entered into a securities purchase agreement with certain institutional investors, or the Investors, and certain members of management whereby the Company issued and sold in a private placement, or the Private Placement: (i) 1.1 million shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11.1 million shares of common stock for aggregate gross proceeds of approximately $17.5 million. The purchase price of common stock and pre-funded warrants to the Investors is $15.50 per share and $15.4999 per share, respectively. The pre-funded warrants and warrants were issued with an initial fair value of $37.9 million, which was greater than the aggregate gross proceeds in the private placement. The excess of $20.4 million was recorded as loss on issuance of common stock, pre-funded warrants and warrants on the condensed consolidated statements of operations and comprehensive loss. The Company incurred transaction costs of $1.5 million, consisting of placement agent fees and other expenses, all of which were allocated to the warrant liabilities associated with the pre-funded warrants and warrants issued and recognized the allocated transaction costs as other expenses when incurred. See Note 10 for more information regarding the warrants issued and sold to the Investors in the Private Placement and Note 11 for more information regarding the shares of the Company’s common stock and the warrants issued and sold to management in the Private Placement.

Equity Purchase Agreement

In February 2022, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, or the Equity Purchase Agreement, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million shares of the Company’s common stock.

Upon execution of the Equity Purchase Agreement, the Company issued nominal shares of common stock to Lincoln Park with the fair value of $0.3 million as consideration for Lincoln Park’s commitment to purchase the Company’s common stock. In the event that the Company sells an aggregate of $30.0 million shares of its common stock under the Equity Purchase Agreement, the Company shall pay an additional commitment fee of $0.1 million in cash to Lincoln Park. As of June 30, 2024, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

At-the-Market Sales Agreement

In December 2022, the Company entered into a sales agreement with Guggenheim Securities, LLC to issue and sell up to $23.0 million shares of the Company’s common stock, or the 2022 ATM. The compensation payable to Guggenheim is equal to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of June 30, 2024, the Company has not sold any shares of common stock under the 2022 ATM.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding as of June 30, 2024 and December 31, 2023 (in thousands, except exercise price per warrant):

		Exercise Price per Share —	Exercise Price per Share —	June 30,	December 31,
Type	Classification	Investor	Management	2024	2023
2024 Pre-Funded Warrants	Liability	$0.0001	N/A	40	—
2024 PIPE Warrants – Series A	Liability	15.50	$16.96	1,132	—
2024 PIPE Warrants – Series B	Liability	14.25	15.71	1,231	—
2024 PIPE Warrants – Series C	Liability	16.00	16.00	4,386	—
2024 PIPE Warrants – Series D	Liability	16.00	16.00	4,386	—
2021 Public Warrants	Liability	172.50	N/A	2,733	2,733
2021 PIPE Warrants	Liability	172.50	N/A	3,174	3,174
Total				17,083	5,907

2024 Pre-Funded Warrants and 2024 PIPE Warrants

As described in Note 9, in April 2024, the Company entered into a securities purchase agreement with Investors and certain members of management whereby the Company issued and sold in a private placement: (i) common stock, (ii) pre-funded warrants to purchase common stock, or the 2024 Pre-Funded Warrants, and (iii) warrants to purchase common stock, or the 2024 PIPE Warrants. The purchase price per share of common stock and per Pre-Funded Warrant includes $1.25 for the following accompanying common stock warrants issued to the Investors:

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
•
Series C common stock warrants to purchase up to 4.4 million shares of common stock with an exercise price of $16.00 per share, for aggregate gross proceeds of up to approximately $70 million, exercisable for 30 days following the Company’s announcement of final data from the SZN-043 phase 1b clinical trial for the treatment of severe alcohol-associated hepatitis. The Series C common stock warrants will also become exercisable in the event of a fundamental transaction as defined in the warrants.
•
Series D common stock warrants to purchase up to 4.4 million shares of common stock with an exercise price of $16.00 per share, for aggregate gross proceeds of up to approximately $70 million, exercisable for 30 days following the Company’s announcement of the enrollment of at least 50 patients in the SZN-043 Phase 2/3 clinical trial for the treatment of severe alcohol-associated hepatitis. The Series D common stock warrants will also become exercisable in the event of a fundamental transaction as defined in the warrants.

The holders of the 2024 Pre-Funded Warrants and the 2024 PIPE Warrants are entitled to receive dividends if the Company declares or makes a dividend to holders of shares of common stock while such warrants are outstanding. If a purchaser fails to exercise such purchaser’s Series B common stock warrants in full, then all warrants issued to such purchaser are subject to mandatory transfer and to the extent not transferred shall automatically be cancelled and cease to be exercisable. If a purchaser fails to exercise such purchaser’s Series C common stock warrants in full, then the Series D common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable.

2021 Public Warrants

Given the effect of the Reverse Stock Split as described in Note 1, every 15 shares of common stock that may be purchased pursuant to the Company’s outstanding public warrants, or the 2021 Public Warrants, immediately prior to the Reverse Stock Split represents 1 share of common stock that may be purchased pursuant to such warrants immediately following the Reverse Stock Split at a price of $172.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 12, 2026 or upon redemption or liquidation. The exercise price and number of shares issuable upon exercise of the 2021 Public Warrants may be adjusted in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The Company would not be obligated to deliver any shares of common stock pursuant to the exercise of a 2021 Public Warrant and would have no obligation to settle such 2021 Public Warrant exercise unless a registration statement under the Securities Act with respect to the common stock underlying the 2021 Public Warrants is then effective. If the Company fails to have maintained an effective registration statement, the 2021 Public Warrant holders have the right to exercise the 2021 Public Warrants on a cashless basis until such time as there is an effective registration statement.

The Company may redeem the outstanding 2021 Public Warrants at a price of $0.01 per warrant if the closing price of common stock equals or exceeds $270.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and similar transactions). Additionally, the Company may redeem the outstanding 2021 Public Warrants at a price of $0.10 per warrant if the closing price of common stock equals or exceeds $150.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and similar transactions). Notice of redemption shall be mailed to the 2021 Public Warrant holders no less than 30 days prior to the redemption date, or the Redemption Period. If the closing price of common stock equals or exceeds $150.00 per share and is less than $270.00 per share, during the Redemption Period, the 2021 Public Warrant holders may elect to exercise their 2021 Public Warrants on a cashless basis based on a make-whole table.

2021 PIPE Warrants

At June 30, 2024, the Company’s outstanding warrants that were issued in connection with a private placement occurring in 2021, or the 2021 PIPE Warrants, are the same in all respects as the 2021 Public Warrants. On March 31, 2023, the Company entered into an amended and restated warrant agreement with Continental Stock Transfer & Trust Company as warrant agent, or the PIPE Warrant Agreement. The 2021 PIPE Warrants may be converted into 2021 Public Warrants on transfer pursuant to the terms of the PIPE Warrant Agreement. As of June 30, 2024, no 2021 PIPE Warrants were converted into 2021 Public Warrants.

Classification

In no event will the Company be required to net cash settle outstanding warrants. The holders of all of the Company’s warrants do not have the rights or privileges of common stockholders and any voting rights until they exercise warrants and receive common stock. All of the Company’s outstanding warrants are classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other income, net within the unaudited condensed consolidated statements of operations and comprehensive loss. See Note 3 for discussion of warrant valuations.

Note 11. Related Party Transactions

Private Placement

As described in Note 9, the Company entered into a securities purchase agreement with Investors and certain members of management in April 2024, whereby the Company issued and sold to members of management 2,948 shares of common stock, at a purchase price of $16.96 per share for aggregate gross proceeds of $0.1 million. The purchase price per share of common stock includes $1.25 for the following 2024 PIPE Warrants:

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

The terms of the 2024 PIPE Warrants held by management are the same as those held by the Investors. See Note 10 for the terms of the 2024 PIPE Warrants.

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of the Company’s office and laboratory space. The sublease term is on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. During the three and six months ended June 30, 2024, the Company recognized sublease income of $0.1 million as reductions to operating expenses.

Note 12. Stock-Based Compensation Plans

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options and restricted stock awards, or RSAs, under the 2021 Plan generally vest over four years. Restricted stock units, or RSUs, granted under the 2021 Plan generally vest in one year. As of June 30, 2024, there were 0.1 million shares of common stock available for issuance under the 2021 Plan.

The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of June 30, 2024, there were 28,000 shares of common stock available for issuance under the ESPP. During the six months ended June 30, 2024, approximately 7,000 shares of common stock were issued under the ESPP.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2023	311	$27.70	7.99
Granted	258	9.64
Forfeited	(9)	24.31
Expired	(1)	31.77
Outstanding – June 30, 2024	559	19.41	8.48	$440
Exercisable – June 30, 2024	216	26.66	7.12	110

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at June 30, 2024.

During the six months ended June 30, 2024 and 2023, the Company granted options with a weighted-average grant-date fair value of $7.45 and $9.47 per share.

No options were exercised during the three and six months ended June 30, 2024 and 2023.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	6.00	5.56	6.00	5.85
Expected volatility	91.60%	86.16%	91.59%	85.86%
Risk-free rate	4.63%	3.62%	4.63%	3.89%
Dividend yield	—	—	—	—

Restricted Stock Awards

The following table summarizes the Company’s RSAs activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSAs, unvested at December 31, 2023	4	$146.92
Vested	(2)	145.23
RSAs, unvested at June 30, 2024	2	148.18

The fair value of RSAs vested during the six months ended June 30, 2024 and 2023 was de minimis in both periods respectively.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2023	90	$7.73
Granted	40	9.17
Vested	(44)	7.73
Cancelled	(2)	7.73
RSUs, unvested at June 30, 2024	84	8.41

The fair value of RSUs vested during the six months ended June 30, 2024 was $0.4 million.

Stock-Based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$350	$324	$649	$667
General and administrative	795	834	1,526	1,620
Total stock-based compensation expense	$1,145	$1,158	$2,175	$2,287

As of June 30, 2024, there was approximately $5.3 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.12 years.

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

SZN-043 is our candidate in development for severe alcohol-associated hepatitis, or severe AH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS™ technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. In multiple preclinical animal models of liver injury and fibrosis, SZN-043 has been shown to selectively activate Wnt signaling in the liver, stimulate transient hepatocyte proliferation, improve liver function and reduce fibrosis. The Phase 1a study was completed in February 2024. SZN-043 demonstrated acceptable safety and tolerability in the planned Phase 1b dose range (0.5 mg/kg to 1.5 mg/kg), with evidence of target engagement, Wnt signal activation and effects on liver function. The observed safety, pharmacokinetics and pharmacodynamic activity were the basis for our previous announcement that we planned to initiate enrollment in the Phase 1b study in severe AH. We have initiated enrollment in the aforementioned Phase 1b clinical trial and anticipate proof-of-concept data from the Phase 1b clinical trial in the first half of 2025.

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

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. During the three and six months ended June 30, 2024, we incurred net losses of $25.3 million and $34.1 million, respectively. During the three and six months ended June 30, 2023, we incurred a net loss of $9.4 million and $23.7 million, respectively. As of June 30, 2024, we had an accumulated deficit of $255.8 million and cash and cash equivalents of $37.8 million.

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

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
Operating expenses:
Research and development	$5,335	$6,937	$(1,602)	-23%
General and administrative	3,714	3,338	376	11%
Total operating expenses	9,049	10,275	(1,226)	-12%
Loss from operations	(9,049)	(10,275)	1,226	-12%
Interest income	490	623	(133)	-21%
Other income, net	3,695	265	3,430	*
Loss on issuance of common stock, pre-funded warrants and warrants	(20,397)	—	(20,397)	*
Net loss	$(25,261)	$(9,387)	$(15,874)	169%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (dollars in thousands):

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
SZN-043	$2,724	$2,198	$526	24%
SZN-1326	525	1,671	(1,146)	-69%
Discovery and preclinical stage programs	2,086	3,068	(982)	-32%
Total research and development expenses	$5,335	$6,937	$(1,602)	-23%

The increase of $0.5 million, or 24%, in SZN-043 program expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, is primarily due to the initiation of our Phase 1b clinical trial. The decrease of $1.1 million, or 69%, in SZN-1326 program expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, is primarily due to the workforce reductions we implemented in 2023, as well as the discontinuation of the clinical development of SZN-1326 in January 2024. The decrease of $1.0 million, or 32%, in discovery and preclinical stage program expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, is primarily due to the workforce reductions we implemented in 2023 to focus our resources on our clinical stage programs.

General and Administrative Expenses

The increase of $0.4 million, or 11%, in general and administrative expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, is primarily attributable to the employee retention tax credits received in the second quarter of 2023. No similar tax credits were received in the second quarter of 2024.

Interest Income

The decrease of $0.1 million, or 21%, in interest income for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, is primarily due to a decrease in cash equivalents and marketable securities.

Other Income, Net

The increase of $3.4 million in other income, net for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, is primarily attributable to a $4.8 million increase in non-cash change in fair value of warrant liabilities, offset by $1.5 million related to the transaction costs allocated to the warrants issued in a private placement.

Loss on Issuance of Common Stock, Pre-Funded Warrants and Warrants

The increase of $20.4 million in loss on issuance of common stock, pre-funded warrants and warrants for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, as the fair value of warrants issued was greater than the proceeds received in a private placement closed in April 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes results of operations for the periods presented (in thousands):

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
Operating expenses:
Research and development	$10,582	$15,023	$(4,441)	-30%
General and administrative	7,597	8,637	(1,040)	-12%
Restructuring	—	1,207	(1,207)	-100%
Total operating expenses	18,179	24,867	(6,688)	-27%
Loss from operations	(18,179)	(24,867)	6,688	-27%
Interest income	875	1,170	(295)	-25%
Other income, net	3,610	13	3,597	*
Loss on issuance of common stock, pre-funded warrants and warrants	(20,397)	—	(20,397)	*
Net loss	$(34,091)	$(23,684)	$(10,407)	44%

*Percentage is not meaningful

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
SZN-043	$5,565	$5,810	$(245)	-4%
SZN-1326	940	3,234	(2,294)	-71%
Discovery and preclinical stage programs	4,077	5,979	(1,902)	-32%
Total research and development expenses	$10,582	$15,023	$(4,441)	-30%

The decrease of $0.2 million, or 4%, in total SZN-043 program expense for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 is primarily due to the workforce reductions we implemented in 2023. The decrease of $2.3 million, or 71%, in SZN-1326 program expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, is also due to the workforce reductions we implemented in 2023, as well as the discontinuation of the clinical development of SZN-1326 in January 2024. The decrease of $1.9 million, or 32%, in discovery and preclinical stage program expenses for the six months ended June 30, 2024, compared to six months ended June 30, 2023, is primarily due to the workforce reductions we implemented in 2023 to focus our resources on our clinical stage programs.

General and Administrative Expenses

The decrease of $1.0 million, or 12%, in general and administrative expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, is primarily attributable to reductions in employee-related expenses as a result of the workforce reductions we implemented in 2023, as well as lower consulting and professional fees as a result of the restructuring plans we implemented in 2023.

Restructuring

The decrease of $1.2 million, or 100%, in restructuring charges for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, is attributable to the workforce reduction we implemented in the first quarter of 2023.

Interest Income

The decrease of $0.3 million, or 25%, in interest income for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, is primarily due to a decrease in money market funds and marketable securities.

Other Income, Net

The increase of $3.6 million in other income, net, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, is primarily attributable to a $5.0 million increase in non-cash change in fair value of warrant liabilities, offset by $1.5 million related to the transaction costs allocated to the warrants issued in a private placement.

Loss on Issuance of Common Stock, Pre-Funded Warrants and Warrants

The increase of $20.4 million in loss on issuance of common stock, pre-funded warrants and warrants for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as the fair value of warrants issued was greater than the proceeds received in a private placement closed in April 2024.

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

Private Placement

In April 2024, we entered into a securities purchase agreement with certain institutional investors and management whereby we issued and sold in a private placement: (i) 1,091,981 shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase 11,136,106 shares of common stock. At the closing of the private placement, we received aggregate net proceeds of approximately $16.0 million, after deducting placement agent fees and other expenses. If the warrants are exercised in full we will receive additional gross proceeds of approximately $175.5 million. None of the warrants issued in the private placement have been exercised as of the filing of this Quarterly Report. Please see Notes 9, 10 and 11 to the unaudited condensed consolidated financial statements for further information regarding the private placement.

Sublease

In April 2024, we entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of our office and laboratory space in South San Francisco, California. The sublease term is on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. Please see “Part II, Item 5 – Other Information” for a further discussion of the sublease.

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

As of June 30, 2024, we had cash and cash equivalents of $37.8 million and accumulated deficit of $255.8 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the filing date of this Quarterly Report. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(14,357)	$(22,919)
Net cash (used in) provided by investing activities	(7)	34,577
Net cash provided by financing activities	16,086	148
Net increase in cash, cash equivalents and restricted cash	$1,722	$11,806

Cash Used in Operating Activities

Cash used in operating activities of $14.4 million for the six months ended June 30, 2024 was primarily due to the use of funds in our operations, the resulting net loss of $34.1 million and a net change of $0.9 million in our net operating assets and liabilities, offset by $20.6 million in non-cash charges. Cash used in operating activities of $22.9 million for the six months ended June 30, 2023 was primarily due to the use of funds in our operations, and the resulting net loss of $23.7 million and a net change of $2.6 million in our net operating assets and liabilities, offset by $3.4 million in non-cash charges.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities of $7,000 for the six months ended June 30, 2024 was related to the purchases of lab equipment. Cash provided by investing activities of $34.6 million for the six months ended June 30, 2023 was primarily related to $53.7 million of proceeds from maturities of marketable securities, offset by $18.7 million of cash used for the purchase of marketable securities and $0.4 million of cash used for the purchase of laboratory, office and computer equipment.

Cash Used in Financing Activities

Cash provided by financing activities of $16.1 million for the six months ended June 30, 2024 was primarily related to the issuance and sale of common stock, pre-funded warrants and warrants to investors and certain members of management in a private placement. Cash used in financing activities of $0.1 million for the six months ended June 30, 2023 was primarily related to the $0.2 million of proceeds from the issuance of common stock upon employee stock plan purchases, offset by $39,000 of cash used in the repurchase of early exercised options.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2024 have not materially changed since December 31, 2023. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding our contractual obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We cannot predict how difficult it will be to enroll and retain patients for our trials and we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons.
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

In April 2024, we entered into a securities purchase agreement with certain institutional investors and management and issued and sold in a private placement: (i) 1,091,981 shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11,136,106 shares of common stock. A significant portion of these warrants may only be exercised in the event we meet certain clinical development milestones, which include patient enrollment. If we achieve these milestones and the warrants are exercised, it will result in significant dilution to our stockholders. In the alternative, we may not achieve these milestones, in which event we will be required to seek alternative sources of financing to continue the clinical development of our product candidates. Please see Notes 9, 10 and 11 to the unaudited condensed consolidated financial statements for further information regarding the private placement and the terms of the warrants. In addition, outstanding options may be exercised and restricted stock units may vest resulting in the issuance of additional shares of common stock, which will result in further dilution to our stockholders.

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

A few stockholders, including one of our former directors, control the voting rights with respect to a large number of shares of our common stock and could exercise their voting power in a manner that adversely affects us or our stockholders.

As of June 30, 2024, The Column Group (managed by one of our former directors, Tim Kutzkey, Ph.D.) holds approximately 25% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. Dr. Kutzkey resigned from our board of directors and all committees of the board of directors on which he served, effective as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

Sublease Agreement with Nura Bio, Inc.

On April 19, 2024, we entered into a sublease agreement, or the Sublease, with Nura Bio, Inc., or Nura Bio, pursuant to which we will sublease to Nura Bio approximately 6,102 square feet of space located at 171 Oyster Point Boulevard in South San Francisco, California on a month-to-month basis. We previously entered into a lease with HCP Oyster Point III LLC, dated August 4, 2016, for approximately 32,813 square feet of office space, which lease terminates in April 2025.

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

The monthly base rent for the Sublease is $35,086.50. The base rent is subject to a 3% annual increase, after 12 months, and on each 12-month anniversary thereafter, provided that the parties continue to renew the Sublease on a month-to-month basis through such time. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space.

Tim Kutzkey, Ph.D., a former member of our board of directors, serves as the chairman of the board of directors of Nura Bio. Dr. Kutzkey serves as Managing Partner of The Column Group, LLC, which is the general partner of certain limited partnerships which are significant stockholders of Nura Bio. In accordance with our related person transaction policy, our audit committee has approved and ratified the Sublease with Nura Bio.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	8/17/2021
3.2	Amended and Restated Bylaws of Surrozen, Inc.	8-K	001-39635	3.1	10/13/2023
3.3	Certificate of Amendment to Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	12/13/2023
4.1	Specimen Warrant Certificate	S-1/A	001-39635	4.3	10/13/2020
4.2	Amended and Restated Warrant Agreement, dated as of March 31, 2023, between Surrozen, Inc. and Continental Stock Transfer & Trust Company	10-K	001-39635	4.6	3/31/2023
10.1	Sublease Agreement, dated April 19, 2024, by and between Surrozen,Inc. and Nura Bio, Inc.	10-Q	001-39635	10.1	5/8/2024
10.2	Form of Securities Purchase Agreement, dated April 1, 2024, by and among Surrozen, Inc. and each of the several purchasers signatory thereto.	8-K	001-39635	10.1	4/2/2024
10.3	Form of Pre-Funded Warrant	8-K	001-39635	10.2	4/2/2024
10.4	Form of Series A Common Warrant	8-K	001-39635	10.3	4/2/2024
10.5	Form of Series B Common Warrant	8-K	001-39635	10.4	4/2/2024
10.6	Form of Series C Common Warrant	8-K	001-39635	10.5	4/2/2024
10.7	Form of Series D Common Warrant	8-K	001-39635	10.6	4/2/2024
10.8	Form of Registration Rights Agreement, dated April 1, 2024, by and among Surrozen, Inc. and each of the several purchasers signatory thereto.	8-K	001-39635	10.7	4/2/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SURROZEN, INC.

Date: August 12, 2024	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)