Form 10-Q
period 2024-09-30
Surrozen, Inc./DE
filed 2024-11-06
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, there were 3,249,798 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, or the Quarterly Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,012	$36,043
Accounts receivable	12,196	2,152
Prepaid expenses and other current assets	2,078	2,937
Total current assets	45,286	41,132

Property and equipment, net	856	1,969
Operating lease right-of-use assets	817	1,889
Restricted cash	688	688
Other assets	351	402
Total assets	$47,998	$46,080

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$276	$525
Accrued and other liabilities	4,317	4,126
Lease liabilities, current portion	1,527	2,497
Total current liabilities	6,120	7,148

Lease liabilities, noncurrent portion	—	882
Warrant liabilities	36,211	115
Total liabilities	42,331	8,145

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of September 30, 2024 and December 31, 2023; 3,250 and 2,063 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	262,887	259,630
Accumulated deficit	(257,220)	(221,695)
Total stockholders’ equity	5,667	37,935
Total liabilities and stockholders’ equity	$47,998	$46,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Collaboration and license revenue	$10,000	$—	$10,000	$—

Operating expenses:
Research and development	5,200	6,112	15,782	21,135
General and administrative	3,568	3,572	11,165	12,209
Restructuring	—	1,505	—	2,712
Total operating expenses	8,768	11,189	26,947	36,056
Income (loss) from operations	1,232	(11,189)	(16,947)	(36,056)
Interest income	431	661	1,306	1,831
Other (expense) income, net	(3,097)	83	513	96
Loss on issuance of common stock, pre-funded warrants and warrants	—	—	(20,397)	—
Net loss	(1,434)	(10,445)	(35,525)	(34,129)
Unrealized (loss) gain on marketable securities, net of tax	—	(4)	—	242
Comprehensive loss	$(1,434)	$(10,449)	$(35,525)	$(33,887)

Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(5.14)	$(12.57)	$(16.96)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,228	2,033	2,826	2,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	2,063	$—	$259,630	$(221,695)	$37,935
Vesting of restricted stock units	44	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	1
Stock-based compensation expense	—	—	1,030	—	1,030
Net loss	—	—	—	(8,830)	(8,830)
Balance at March 31, 2024	2,107	—	260,661	(230,525)	30,136
Issuance of common stock in the Private Placement	1,092	—	—	—	—
Issuance of common stock upon employee stock purchase plan	7	—	42	—	42
Stock-based compensation expense	—	—	1,145	—	1,145
Net loss	—	—	—	(25,261)	(25,261)
Balance at June 30, 2024	3,206	—	261,848	(255,786)	6,062
Vesting of restricted stock units	44	—	—	—	—
Stock-based compensation expense	—	—	1,039	—	1,039
Net loss	—	—	—	(1,434)	(1,434)
Balance at September 30, 2024	3,250	$—	$262,887	$(257,220)	$5,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	2,006	$—	$254,895	$(241)	$(178,653)	$76,001
Repurchase of early exercised stock options	(1)	—	—	—	—	—
Vesting of early exercised stock options	—	—	13	—	—	13
Stock-based compensation expense	—	—	1,129	—	—	1,129
Other comprehensive income	—	—	—	191	—	191
Net loss	—	—	—	—	(14,297)	(14,297)
Balance at March 31, 2023	2,005	—	256,037	(50)	(192,950)	63,037
Issuance of common stock under employee stock purchase plan	33	—	187	—	—	187
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation expense	—	—	1,158	—	—	1,158
Other comprehensive income	—	—	—	55	—	55
Net loss	—	—	—	—	(9,387)	(9,387)
Balance at June 30, 2023	2,038	—	257,390	5	(202,337)	55,058
Issuance of common stock upon option exercises	—	—	3	—	—	3
Vesting of early exercised stock options	—	—	6	—	—	6
Stock-based compensation expense	—	—	913	—	—	913
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(10,445)	(10,445)
Balance at September 30, 2023	2,038	$—	$258,312	$1	$(212,782)	$45,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(35,525)	$(34,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,120	1,460
Stock-based compensation	3,214	3,200
Non-cash operating lease expense	1,072	937
Amortization of discount on marketable securities, net	—	(688)
Transaction costs allocated to pre-funded warrants and warrants in connection with the Private Placement	1,507	—
Loss on issuance of common stock, pre-funded warrants and warrants	20,397	—
Change in fair value of warrant liabilities	(1,851)	(83)
Loss on foreign currency remeasurement	(44)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	—
Prepaid expenses and other current assets	859	955
Other assets	51	38
Accounts payable	(249)	(371)
Accrued and other liabilities	192	(2,728)
Operating lease liabilities	(1,852)	(1,643)
Net cash used in operating activities	(21,109)	(33,052)

Investing activities:
Purchases of property and equipment	(7)	(398)
Purchases of marketable securities	—	(28,044)
Proceeds from maturities of marketable securities	—	70,665
Net cash (used in) provided by investing activities	(7)	42,223

Financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants in the Private Placement, net of transaction costs	16,043	—
Proceeds from issuance of common stock upon exercise of stock options	—	3
Proceeds from issuance of common stock upon employee stock plan purchases	42	187
Repurchase of early exercised stock options	—	(55)
Net cash provided by financing activities	16,085	135
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,031)	9,306
Cash, cash equivalents and restricted cash at beginning of period	36,731	25,095
Cash, cash equivalents and restricted cash at end of period	$31,700	$34,401

Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercises of stock options	$1	$27

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	September 30,
	2024	2023
Cash and cash equivalents	$31,012	$33,975
Restricted cash	688	426
Cash, cash equivalents and restricted cash	$31,700	$34,401

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

Liquidity

The Company has incurred net losses since inception. During the three and nine months ended September 30, 2024, the Company incurred a net loss of $1.4 million and $35.5 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred a net loss of $10.4 million and $34.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company used $21.1 million and $33.1 million of cash in operations, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $31.0 million and an accumulated deficit of approximately $257.2 million. The Company expects operating expenses to continue to be significant in connection with its ongoing clinical study and anticipates the need to raise additional capital to continue to execute its long-range business plan.

Management believes that the existing cash and cash equivalents, plus a $10.0 million milestone payment received in October 2024 (see Note 5), are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its unaudited condensed consolidated financial statements. However, if the Company’s anticipated cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as determined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or future year.

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

The Company determined that the Company’s intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be the non-refundable upfront payment. Variable consideration related to future milestones is fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded as revenue on a cumulative catch-up basis during the period of adjustment. The Company will recognize sales-based royalties as revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties that have been allocated have been satisfied (or partially satisfied).

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

	September 30,
	2024	2023
Common stock issuable upon exercise of stock options	553	317
Unvested restricted stock awards	1	5
Unvested restricted stock units	40	90
Common stock issuable upon exercise of warrants	11,569	394
Total	12,163	806

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

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$28,179	$—	$—	$28,179
Total financial assets measured at fair value	$28,179	$—	$—	$28,179

Liabilities(2):
2021 Public Warrants	$50	$—	$—	$50
2021 PIPE Warrants	—	11	—	11
2024 Pre-Funded Warrants	—	479	—	479
2024 PIPE Warrants	—	—	35,671	35,671
Total financial liabilities measured at fair value	$50	$490	$35,671	$36,211

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$33,014	$—	$—	$33,014
Total financial assets measured at fair value	$33,014	$—	$—	$33,014

Liabilities(2):
2021 Public Warrants	$53	$—	$—	$53
2021 PIPE Warrants	—	62	—	62
Total financial liabilities measured at fair value	$53	$62	$—	$115

(1)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)
See Note 10.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the nine months ended September 30, 2024.

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

The key inputs into the fair value measurement of the 2024 PIPE Warrants were as follows at the initial measurement and September 30, 2024:

	September 30,	April 4,
	2024	2024
Expected term (in years)	0.3 - 4.5	0.8 - 5.0
Expected volatility	95%	100%
Risk-free interest rate	3.6% - 4.8%	4.4% - 5.2%
Dividend yield	—	—

2024 PIPE Warrants
Balance, December 31, 2023	$—
Issuance in the Private Placement	37,494
Change in fair value upon remeasurement(1)	(5,004)
Balance, June 30, 2024	32,490
Change in fair value upon remeasurement(1)	3,181
Balance, September, 30, 2024	$35,671

(1) Included in other (expense) income, net on the condensed consolidated statement of operations.

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

The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of its long-lived assets for the nine months ended September 30, 2024.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid research and development expenses	$715	$1,751
Prepaid insurance	632	606
Other	731	580
Prepaid expenses and other current assets	$2,078	$2,937

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued payroll and related expenses	$2,443	$2,508
Accrued research and development expenses	1,626	1,261
Accrued professional service fees	87	65
Other	161	292
Accrued and other liabilities	$4,317	$4,126

Note 5. Collaboration and License Agreements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, the Company executed the CLA with BI to research, develop and commercialize Frizzled 4, or Fzd4, bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413. The Company and BI are conducting partnership research focused on SZN-413 during a one-year period, which BI extended for an additional six-month period. The Company granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under the applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. Unless terminated earlier, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of BI's royalty obligations. BI has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach.

Under the terms of the CLA, BI agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Company received $10.5 million of the upfront payment from BI in November 2022. The associated withholding tax of $2.1 million is expected to be refunded to the Company in 2024 and recognized as accounts receivable. In September 2024, a milestone was achieved as BI decided to move forward with the development of SZN-413, which entitled the Company to receive a $10.0 million non-refundable and non-creditable payment from BI pursuant to the terms of the CLA. The milestone payment of $10.0 million was recognized as revenue and accounts receivable on the condensed consolidated financial statements for the nine months ended September 30, 2024 and was received in October 2024.

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company’s intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be $12.5 million at the inception, which is the non-refundable upfront payment. Variable consideration related to future milestones is fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate to. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and nine months ended September 30, 2024 and 2023, the Company incurred de minimis research and development expenses under the Stanford agreements. No milestones have been achieved as of September 30, 2024.

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

In March 2022, the Company exercised the option under the UCSF Agreements and entered into a non-exclusive commercial license agreement to make and use licensed products derived from the phage display llama VHH single domain antibody library. In August 2024, the Company exercised the option under the UCSF Agreements and entered into a non-exclusive commercial license agreement to make and use licensed products derived from the human Fab naïve phage display library. Under the commercial license agreements, the Company paid UCSF a nominal license issue fee and agreed to pay a nominal annual license maintenance fee, five- to six-digit payments per licensed product upon achievement of a regulatory milestone, nominal minimum annual royalties, and earned royalties equal to a sub-single digit percentage of the Company’s and the Company’s sublicensees’ net sales of licensed products.

For the three and nine months ended September 30, 2024 and 2023 the Company incurred de minimis research and development expenses under the UCSF Agreements and the commercial license agreement. No milestones have been achieved as of September 30, 2024.

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

For the three and nine months ended September 30, 2024, the Company did not incur research and development expenses under the Distributed Bio Agreement, respectively. For the three and nine months ended September 30, 2023, the Company incurred $0.1 million and $0.2 million of research and development expenses under the Distributed Bio Agreement, respectively. The Company achieved a milestone with regard to the initiation of the Phase 1 clinical trial for SZN-1326 in May 2022.

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

The outstanding restructuring liabilities are included in accrued and other liabilities on the condensed consolidated balance sheet. The following tables summarize activity during the three and nine months ended September 30, 2024 and 2023 (in thousands):

Employee Severance and Other Benefits
Balance, December 31, 2023	$74
Cash payments	(44)
Personnel adjustments	(30)
Balance, September 30, 2024	$—

Employee Severance and Other Benefits
Balance, December 31, 2022	$—
Restructuring charges	1,207
Cash payments	(726)
Balance, March 31, 2023	481
Cash payments	(457)
Balance, June 30, 2023	24
Restructuring charges	1,505
Cash payments	(1,304)
Balance, September 30, 2023	$225

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

The operating lease expense for each of the three and nine months ended September 30, 2024 and 2023 was $0.4 million, $1.2 million, $0.4 million and $1.2 million, respectively.

Aggregate future minimum rental payments under the operating leases as of September 30, 2024, were as follows (in thousands):

Remaining three months ending December 31, 2024	$668
Year ending December 31, 2025	891
Total lease payments	1,559
Less: Imputed interest	(32)
Operating lease liabilities	$1,527

Note 9. Stockholders’ Equity

Private Placement

In April 2024, the Company entered into a securities purchase agreement with certain institutional investors, or the Investors, and certain members of management whereby the Company issued and sold in a private placement, or the Private Placement: (i) 1.1 million shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11.1 million shares of common stock for aggregate gross proceeds of approximately $17.5 million. The purchase price of common stock and pre-funded warrants to the Investors was $15.50 per share and $15.4999 per share, respectively. The pre-funded warrants and warrants were issued with an initial fair value of $37.9 million, which was greater than the aggregate gross proceeds in the private placement. The excess of $20.4 million was recorded as loss on issuance of common stock, pre-funded warrants and warrants on the condensed consolidated statements of operations and comprehensive loss. The Company incurred transaction costs of $1.5 million, consisting of placement agent fees and other expenses, all of which were allocated to the warrant liabilities associated with the pre-funded warrants and warrants issued, and recognized the allocated transaction costs as other expenses when incurred. See Note 10 for more information regarding the warrants issued and sold to the Investors in the Private Placement and Note 11 for more information regarding the shares of the Company’s common stock and the warrants issued and sold to management in the Private Placement.

Equity Purchase Agreement

In February 2022, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, or the Equity Purchase Agreement, pursuant to which Lincoln Park is obligated to purchase up to $50.0 million shares of the Company’s common stock.

Upon execution of the Equity Purchase Agreement, the Company issued nominal shares of common stock to Lincoln Park with the fair value of $0.3 million as consideration for Lincoln Park’s commitment to purchase the Company’s common stock. In the event that the Company sells an aggregate of $30.0 million shares of its common stock under the Equity Purchase Agreement, the Company shall pay an additional commitment fee of $0.1 million in cash to Lincoln Park. As of September 30, 2024, the Company has not sold any shares of common stock under the Equity Purchase Agreement.

At-the-Market Sales Agreement

In December 2022, the Company entered into a sales agreement with Guggenheim Securities, LLC to issue and sell up to $23.0 million shares of the Company’s common stock, or the 2022 ATM. The compensation payable to Guggenheim is equal to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of September 30, 2024, the Company has not sold any shares of common stock under the 2022 ATM.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding as of September 30, 2024 and December 31, 2023 (in thousands, except exercise price per warrant):

		Exercise Price per Share —	Exercise Price per Share —	September 30,	December 31,
Type	Classification	Investor	Management	2024	2023
2024 Pre-Funded Warrants	Liability	$0.0001	N/A	40	—
2024 PIPE Warrants – Series A	Liability	15.50	$16.96	1,132	—
2024 PIPE Warrants – Series B	Liability	14.25	15.71	1,231	—
2024 PIPE Warrants – Series C	Liability	16.00	16.00	4,386	—
2024 PIPE Warrants – Series D	Liability	16.00	16.00	4,386	—
2021 Public Warrants	Liability	172.50	N/A	4,883	2,733
2021 PIPE Warrants	Liability	172.50	N/A	1,024	3,174
Total				17,082	5,907

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

2021 PIPE Warrants

At September 30, 2024, the Company’s outstanding warrants that were issued in connection with a private placement occurring in 2021, or the 2021 PIPE Warrants, are the same in all respects as the 2021 Public Warrants. On March 31, 2023, the Company entered into an amended and restated warrant agreement with Continental Stock Transfer & Trust Company as warrant agent, or the PIPE Warrant Agreement. The 2021 PIPE Warrants may be converted into 2021 Public Warrants on transfer pursuant to the terms of the PIPE Warrant Agreement. As of September 30, 2024, 2.1 million 2021 PIPE Warrants had been converted into 2021 Public Warrants.

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

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of the Company’s office and laboratory space. The sublease term is on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. During the three and nine months ended September 30, 2024, the Company recognized sublease income of $0.2 million and $0.3 million, respectively, as reductions to operating expenses.

Note 12. Stock-Based Compensation Plans

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options and restricted stock awards, or RSAs, under the 2021 Plan generally vest over four years. Restricted stock units, or RSUs, granted under the 2021 Plan generally vest in one year. As of September 30, 2024, there were 0.1 million shares of common stock available for issuance under the 2021 Plan.

The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of September 30, 2024, there were 28,000 shares of common stock available for issuance under the ESPP. During the nine months ended September 30, 2024, approximately 7,000 shares of common stock were issued under the ESPP.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2023	311	$27.70	7.99
Granted	258	9.64
Forfeited	(9)	24.31
Expired	(7)	30.74
Outstanding – September 30, 2024	553	19.29	8.28	$786
Exercisable – September 30, 2024	240	25.72	7.16	224

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at September 30, 2024.

During the nine months ended September 30, 2024 and 2023, the Company granted options with a weighted-average grant-date fair value of $7.45 and $9.47 per share.

No options were exercised during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the intrinsic value of options exercised was de minimis.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	—	6.02	6.00	5.85
Expected volatility	—	84.66%	91.59%	85.86%
Risk-free rate	—	4.19%	4.63%	3.89%
Dividend yield	—	—	—	—

Restricted Stock Awards

The following table summarizes the Company’s RSAs activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSAs, unvested at December 31, 2023	4	$146.92
Vested	(3)	145.22
RSAs, unvested at September 30, 2024	1	149.95

The fair value of RSAs vested during the nine months ended September 30, 2024 and 2023 was de minimis in both periods.

Restricted Stock Units

The following table summarizes the Company’s RSUs activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2023	90	$7.73
Granted	40	9.17
Vested	(88)	7.73
Cancelled	(2)	7.73
RSUs, unvested at September 30, 2024	40	9.17

The fair value of RSUs vested during the nine months ended September 30, 2024 and 2023 was $0.7 million and zero, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$291	$215	$940	$882
General and administrative	748	698	2,274	2,318
Total stock-based compensation expense	$1,039	$913	$3,214	$3,200

As of September 30, 2024, there was approximately $4.3 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.07 years.

Note 13. Subsequent Events

In October 2024, the Company amended its existing lease agreement to extend the lease term from April 2025 to April 2029. The Company has an option to extend the lease for an additional four-year period and a one-time option to early terminate the lease effective as of April 30, 2026, subject to a termination fee of $0.4 million. The exercise of either option was not reasonably certain. The total future lease payments under the amendment are approximately $9.8 million.

In October 2024, the Company entered into a strategic research collaboration with a privately-held company, TCGFB, Inc., or TCGFB, to discover antibody therapeutics targeting transforming growth factor beta, or TGF-β, for the potential treatment of patients with idiopathic pulmonary fibrosis. TCGFB will own all TGF-β product related intellectual property. Under the terms of the agreement, the Company will provide antibody discovery services for a period of up to two years. In exchange for the Company’s research services, TCGFB will pay up to $6.0 million in the aggregate, plus any third-party costs, and issued the Company a warrant exercisable for up to 3.4 million shares of TCGFB common stock at an exercise price of $0.0001 per share based on certain vesting conditions. TCGFB was founded by The Column Group and the agreement constitutes a related party transaction.

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

The chart below represents a summary of our product candidates:

SZN-043 is our candidate in development for severe alcohol-associated hepatitis, or sAH. SZN-043, a hepatocyte-specific R-spondin mimetic bispecific fusion protein targeting ASGR1, is the first development candidate using Surrozen’s SWEETS™ technology which is designed to mimic the regenerative properties of the protein R-Spondin by enhancing Wnt signaling in a cell-targeted manner. In multiple preclinical animal models of liver injury and fibrosis, SZN-043 has been shown to selectively activate Wnt signaling in the liver, stimulate transient hepatocyte proliferation, improve liver function and reduce fibrosis. The Phase 1a study was completed in February 2024. SZN-043 demonstrated acceptable safety and tolerability in the planned Phase 1b dose range (0.5 mg/kg to 1.5 mg/kg), with evidence of target engagement, Wnt signal activation and effects on liver function. The observed safety, pharmacokinetics and pharmacodynamic activity were the basis for our previous announcement that we planned to initiate enrollment in the Phase 1b study in sAH. We have initiated enrollment in the aforementioned Phase 1b clinical trial and anticipate proof-of-concept data from the Phase 1b clinical trial in the first half of 2025. We successfully completed dosing and 30-day follow-up for cohort 1 in our Phase 1b clinical trial in sAH. No drug related serious adverse events were observed in the first cohort of six patients receiving 0.5mg/kg of SZN-043. There were no patient deaths at day 30 of the study, and we observed a potential clinical benefit based on reductions in bilirubin and MELD score. A majority of patients experienced improvements in AST and ALT levels.

Ophthalmology Portfolio

Wnt signaling is implicated in multiple diseases and tissues in the eye. We believe our technologies have the potential to generate a portfolio of product candidates that can harness the tissue regenerative activity of the Wnt pathway and potentially bring therapeutic benefit to patients suffering from a broad spectrum of diseases. Our goal in each of these programs is to activate the natural ability of tissues in the body to heal themselves by increasing the Wnt signaling pathway.

We are currently focused on leveraging our expertise in Wnt signaling to develop potential therapeutics for ocular diseases such as retinopathies and Fuchs’ endothelial dystrophy.

SZN-413, a Fzd4 targeted bi-specific antibody, is being developed as a novel treatment for retinal vascular-associated diseases and utilizes our proprietary SWAP technology to activate Wnt signaling. Fzd4 mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function. Data generated in preclinical models of retinopathy demonstrated SZN-413 stimulated Wnt signaling and was able to induce normal retinal vessel regrowth while suppressing pathological vessel growth. In October 2022, we executed a Collaboration and Licensing Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. In September 2024, BI decided to move forward with the development of SZN-413, which triggered a $10.0 million milestone payment to us. See Note 5 to the unaudited condensed consolidated financial statements for further information regarding our licensing and collaboration agreement with BI.

Beyond our work with BI on SZN-413, we also have multiple novel ophthalmology product candidates targeting Fzd4 which have demonstrated proof-of-concept in preclinical studies. These product candidates do not fall within the scope of the CLA with BI and are wholly owned by us. Data generated in preclinical models of retinopathy demonstrated these product candidates stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth. These programs include:

•
SZN-8141: Fzd4-antiVEGF product candidate combining Fzd4 agonism and vascular endothelial growth factor, or VEGF, antagonism which may have benefits over treatment with single agents for diabetic macular edema, or DME, and neovascular age related macular degeneration, or wet AMD
•
SZN-8143: Fzd4-antiVEGF-antiIL6 product candidate combining Fzd4 agonism, VEGF antagonism, and interleukin-6, or IL-6, antagonism which may have benefits over single agents for treatment of DME/wet AMD/uveitic macular edema, or UME

The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF monotherapies. In addition, Frz4 and antiIL6 monotherapies have demonstrated proof of concept in clinical trials. We believe SZN-8141 and SZN-8143 have the potential to treat multiple retinopathy indications and differentiate from existing therapies.

SZN-113 targeting Fzd127 is our additional ophthalmology product candidate. We are developing SZN-113 for Fuchs’ endothelial corneal dystrophy, or FECD, and geographic atrophy, or GA. In preclinical models of FECD, SZN-113 enhanced proliferation of primary human corneal endothelial cells in vitro, demonstrated evidence of wound healing in acute corneal endothelial injury models, and rapidly reduced central corneal thickness along with demonstrating improved corneal clarity in a cryoinjury model in mouse and rabbit. In preclinical models of GA, Fzd127 molecules stimulated retinal pigment epithelium cell proliferation and differentiation in culture and provided neuroprotection in acute injury and progressive degeneration models of photoreceptor degeneration.

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. During the three and nine months ended September 30, 2024, we incurred net losses of $1.4 million and $35.5 million, respectively. During the three and nine months ended September 30, 2023, we incurred a net loss of $10.4 million and $34.1 million, respectively. As of September 30, 2024, we had an accumulated deficit of $257.2 million and cash and cash equivalents of $31.0 million.

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

Research Collaboration Agreement

In October 2024, we entered into a strategic research collaboration with a privately-held company, TCGFB, Inc., or TCGFB, to discover antibody therapeutics targeting transforming growth factor beta, or TGF-β, for the potential treatment of patients with idiopathic pulmonary fibrosis. Under the terms of the agreement, we will provide antibody discovery services for a period of up to two years. TCGFB will own all TGF-β product related intellectual property. In exchange for our research services, TCGFB will pay us up to $6.0 million in the aggregate, plus any third-party costs, and issued us a warrant exercisable for up to 3.4 million shares of TCGFB common stock at an exercise price of $0.0001 per share based on certain vesting conditions. TCGFB was founded by The Column Group and the agreement constitutes a related party transaction.

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

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
Collaboration and license revenue	$10,000	$—	$10,000	*
Operating expenses:
Research and development	5,200	6,112	(912)	-15%
General and administrative	3,568	3,572	(4)	0%
Restructuring	—	1,505	(1,505)	-100%
Total operating expenses	8,768	11,189	(2,421)	-22%
Income (loss) from operations	1,232	(11,189)	12,421	-111%
Interest income	431	661	(230)	-35%
Other (expense) income, net	(3,097)	83	(3,180)	*
Net loss	$(1,434)	$(10,445)	$9,011	-86%

*Percentage is not meaningful

Collaboration and License Revenue

The increase of $10.0 million in collaboration and license revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 is due to the recognition of a milestone achieved under the CLA in September 2024.

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (dollars in thousands):

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
SZN-043	$2,597	$2,710	$(113)	-4%
SZN-1326	355	1,288	(933)	-72%
Discovery and preclinical stage programs	2,248	2,114	134	6%
Total research and development expenses	$5,200	$6,112	$(912)	-15%

The decrease of $0.1 million, or 4%, in SZN-043 program expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is primarily due to the workforce reductions we implemented in 2023. The decrease of $0.9 million, or 72%, in SZN-1326 program expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is also due to the workforce reductions we implemented in 2023, as well as the discontinuation of the clinical development of SZN-1326 in January 2024. The increase of $0.1 million, or 6%, in discovery and preclinical stage program expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is primarily due to the increase in costs on our ophthalmology product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 are flat compared to those for the three months ended September 30, 2023.

Restructuring

The decrease of $1.5 million, or 100%, in restructuring charges for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is attributable to the workforce reductions we implemented in 2023.

Interest Income

The decrease of $0.2 million, or 35%, in interest income for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is primarily due to a decrease in cash equivalents and marketable securities.

Other (Expense) Income, Net

The increase of $3.2 million in other expense, net for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is primarily attributable to non-cash change in fair value of warrant liabilities.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
Collaboration and license revenue	$10,000	$—	$10,000	*
Operating expenses:
Research and development	15,782	21,135	(5,353)	-25%
General and administrative	11,165	12,209	(1,044)	-9%
Restructuring	—	2,712	(2,712)	-100%
Total operating expenses	26,947	36,056	(9,109)	-25%
Loss from operations	(16,947)	(36,056)	19,109	-53%
Interest income	1,306	1,831	(525)	-29%
Other income, net	513	96	417	*
Loss on issuance of common stock, pre-funded warrants and warrants	(20,397)	—	(20,397)	*
Net loss	$(35,525)	$(34,129)	$(1,396)	4%

*Percentage is not meaningful

Collaboration and License Revenue

The increase of $10.0 million in collaboration and license revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 is due to the recognition of a milestone achieved under the CLA in September 2024.

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
SZN-043	$8,162	$8,520	$(358)	-4%
SZN-1326	1,295	4,522	(3,227)	-71%
Discovery and preclinical stage programs	6,325	8,093	(1,768)	-22%
Total research and development expenses	$15,782	$21,135	$(5,353)	-25%

The decrease of $0.4 million, or 4%, in total SZN-043 program expense for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 is primarily due to the workforce reductions we implemented in 2023. The decrease of $3.2 million, or 71%, in SZN-1326 program expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is also due to the workforce reductions we implemented in 2023, as well as the discontinuation of the clinical development of SZN-1326 in January 2024. The decrease of $1.8 million, or 22%, in discovery and preclinical stage program expenses for the nine months ended September 30, 2024, compared to nine months ended September 30, 2023, is primarily due to the workforce reductions we implemented in 2023 to focus our resources on our clinical stage programs.

General and Administrative Expenses

The decrease of $1.0 million, or 9%, in general and administrative expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily attributable to reductions in employee-related expenses as a result of the workforce reductions in 2023, as well as lower consulting and professional fees as a result of the restructuring plans we implemented in 2023.

Restructuring

The decrease of $2.7 million, or 100%, in restructuring charges for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is attributable to the workforce reductions we implemented in 2023.

Interest Income

The decrease of $0.5 million, or 29%, in interest income for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily due to a decrease in cash equivalents and marketable securities.

Other Income, Net

The increase of $0.4 million in other income, net, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily attributable to a $1.8 million increase in non-cash change in fair value of warrant liabilities, offset by $1.5 million related to the transaction costs allocated to the warrants issued in a private placement.

Loss on Issuance of Common Stock, Pre-Funded Warrants and Warrants

The increase of $20.4 million in loss on issuance of common stock, pre-funded warrants and warrants for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as the fair value of warrants issued was greater than the proceeds received in a private placement closed in April 2024.

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

Sublease

In April 2024, we entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of our office and laboratory space in South San Francisco, California. The sublease term is on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. Please see Note 11 to the unaudited condensed consolidated financial statements for further information regarding the sublease.

Lease Extension

In October 2024, we amended our existing lease agreement to extend the lease term from April 2025 to April 2029. We have an option to extend the lease for an additional four-year period and a one-time option to early terminate the lease effective as of April 30, 2026, subject to a termination fee of $0.4 million. The total future lease payments under the amendment are approximately $9.8 million.

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

As of September 30, 2024, we had cash and cash equivalents of $31.0 million and accumulated deficit of $257.2 million. We believe, based on our current operating plan, that our existing cash and cash equivalents, plus a $10.0 million milestone payment received in October 2024, will be sufficient to fund our operations for at least the next 12 months from the filing date of this Quarterly Report. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(21,109)	$(33,052)
Net cash (used in) provided by investing activities	(7)	42,223
Net cash provided by financing activities	16,085	135
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,031)	$9,306

Cash Used in Operating Activities

Cash used in operating activities of $21.1 million for the nine months ended September 30, 2024 was primarily due to the use of funds in our operations, the resulting net loss of $35.5 million and a net change of $11.0 million in our net operating assets and liabilities, offset by $25.4 million in non-cash charges. Cash used in operating activities of $33.1 million for the nine months ended September 30, 2023 was primarily due to the use of funds in our operations, and the resulting net loss of $34.1 million and a net change of $3.7 million in our net operating assets and liabilities, offset by $4.8 million in non-cash charges.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities of $7,000 for the nine months ended September 30, 2024 was related to the purchases of lab equipment. Cash provided by investing activities of $42.2 million for the nine months ended September 30, 2023 was primarily related to $70.7 million of proceeds from maturities of marketable securities, offset by $28.0 million of cash used for the purchase of marketable securities and $0.4 million of cash used for the purchase of laboratory, office, computer equipment and software.

Cash Provided by Financing Activities

Cash provided by financing activities of $16.1 million for the nine months ended September 30, 2024 was primarily related to the issuance and sale of common stock, pre-funded warrants and warrants to investors and certain members of management in a private placement. Cash provided by financing activities of $0.1 million for the nine months ended September 30, 2023 was primarily related to the $0.2 million of proceeds from the issuance of common stock upon employee stock plan purchases, offset by $55,000 of cash used in the repurchase of early exercised options.

Contractual Obligations and Commitments

Other than the extension of our existing lease term as described above and in Note 13 to our unaudited condensed consolidated financial statements contained in Part 1 to this Quarterly Report, our contractual obligations as of September 30, 2024 have not materially changed since December 31, 2023. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding our contractual obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our understanding of the number of people who suffer from certain types of moderate to severe IBD, sAH and retinal vascular associated diseases that SZN-043 and SZN-413, respectively, may be able to treat are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may further be reduced if its estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from SZN-043 or SZN-413.

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

As of September 30, 2024, The Column Group (managed by one of our former directors, Tim Kutzkey, Ph.D.) holds approximately 25% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. Dr. Kutzkey resigned from our board of directors and all committees of the board of directors on which he served, effective as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the nine months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

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

SURROZEN, INC.

Date: November 6, 2024	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)