Form 10-K
period 2024-12-31
Surrozen, Inc./DE
filed 2025-03-31
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $10.95 for shares of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $25.8 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of March 25, 2025 was 3,281,169.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K for the year ended December 31, 2024, or the Annual Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause its actual results to differ significantly from those expressed in any forward-looking statement. There are no guarantees that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the initiation, cost, timing, progress and results of research and development activities, preclinical and clinical trials with respect to SZN-413, SZN-8141, SZN-8143, SZN-113 and potential future drug candidates;
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

PART I

Item 1. Business.

Overview

We are a biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair with a current focus in ophthalmology. We are located in South San Francisco, California.

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

Our lead product candidates are multi-specific, antibody-based therapeutics that mimic the roles of naturally occurring Wnt proteins, which are involved in activation and enhancement of the Wnt pathway, respectively. Given Wnt signaling is essential in tissue maintenance and regeneration throughout the body, we have the potential to target a wide variety of severe diseases, including certain diseases that afflict the intestine, liver, retina, cornea, lung, kidney, cochlea, skin, pancreas and central nervous system. In each of these areas, we believe our approach has the potential to change the treatment paradigm for the disease and substantially impact patient outcomes.

Our strategy is to exploit the full potential of Wnt signaling by identifying disease states responsive to Wnt modulation, design tissue-selective therapeutics, and advance candidates into clinical development in targeted indications with high unmet need. Our unique approach and platform technologies have led to the discovery and advancement of multiple product candidates. We believe that ophthalmology indications are particularly well-suited for Wnt modulating therapeutics.

SZN-8141 for Retinal Diseases

In the third quarter of 2024, we nominated SZN-8141 as a development candidate which combines Frizzled 4, or Fzd4, agonism and Vascular Endothelial Growth Factor, or VEGF, antagonism. SZN-8141 has the potential to provide benefits over treatment with single agents for Diabetic Macular Edema, or DME, and neovascular Age-Related Macular Degeneration, or wet AMD. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF monotherapies. In addition, Fzd4 monotherapy has demonstrated proof of concept in DME in clinical trials. We believe SZN-8141 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8141 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth.

SZN-8143 for Retinal Diseases

In the third quarter of 2024, we nominated SZN-8143 as a development candidate which combines Fzd4 agonism, VEGF antagonism, and interleukin-6, or IL-6, antagonism. SZN-8143 may have benefits over single agents for treatment of DME/wet AMD/uveitic macular edema, or UME. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF monotherapies. In addition, Fzd4 monotherapy has demonstrated proof of concept in these indications in clinical trials. We believe SZN-8143 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8143 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth.

SZN-113 for Fuchs’ Endothelial Corneal Dystrophy and Geographic Atrophy

SZN-113 targets Fzd127 and is in development for Fuchs’ Endothelial Corneal Dystrophy, or FECD, and Geographic Atrophy, or GA. In preclinical models of FECD, SZN-113 enhanced proliferation of primary human corneal endothelial cells in vitro, demonstrated evidence of wound healing in acute corneal endothelial injury models, and rapidly reduced central corneal thickness along with demonstrating improved corneal clarity in a cryoinjury model in mouse and rabbit. In preclinical models of GA, Fzd127 molecules stimulated retinal pigment epithelium cell proliferation and differentiation in culture and provided neuroprotection in acute injury and progressive degeneration models of photoreceptor degeneration.

SZN-413 for Retinal Diseases

In the first quarter of 2022, we nominated SZN-413, a Fzd4, targeted bi-specific antibody, as a development candidate for the treatment of retinal vascular associated diseases. Fzd4 mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function. Data generated in preclinical models of retinopathy demonstrated SZN-413 stimulated Wnt signaling and the ability to induce normal retinal vessel regrowth while suppressing pathological vessel growth. In October 2022, we executed a Collaboration and License Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. In September 2024, BI decided to move forward with the development of SZN-413, which triggered a $10.0 million milestone payment to us.

SZN-043

In the first quarter of 2025, we discontinued development of SZN-043 in severe alcohol associated hepatitis. While in clinical trials, treatment with SZN-043 was safe and well-tolerated and demonstrated positive changes in liver function assays, there was not a sufficient early signal of clinical benefit to warrant further investment given the challenges associated with an acutely ill target population and a lengthy clinical development path.

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

Potent Pathway Activation: While the activity of naturally occurring Wnt pathway agonists is well established, previous attempts to engineer synthetic Wnt ligands have not resulted in selective, potent activation of Wnt signaling.

Selectivity: Naturally occurring Wnt ligands are not selective in their interactions. Moreover, components of the Wnt signaling pathway, which can be targeted with small molecules, are widely expressed and therefore cannot be selectively targeted.

Manufacturing: Wnt ligands are highly hydrophobic, making them difficult to express, solubilize and purify and therefore difficult to manufacture.

Our Wnt Therapeutics Platform

Our Scientific Capabilities

We believe that our breakthrough discoveries and technologies will enable us to overcome the challenges facing drug developers targeting the Wnt pathway. We believe we are potentially the first developer to manufacture synthetic, soluble Wnt mimetics. To date, we have developed potent, selective and manufacturable Wnt mimetics that are designed to replicate the role of naturally occurring Wnt proteins. In pursuit of our goal to develop a portfolio of Wnt product candidates that can repair tissue damage and regenerate functional tissues for patients, we are continuing to expand our platform through the development of novel technologies and capabilities required to research, develop, manufacture and ultimately commercialize therapeutic products that address unmet medical needs. Our core capabilities are described below:

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

Proprietary Antibody Discovery and Research Technologies: We have developed proprietary antibody discovery capabilities that have led to the discovery of antibody technologies that enable us to potently and selectively modulate the Wnt pathway. Our SWAP (Surrozen Wnt signal Activating Protein) technology enables the design and development of Wnt-mimetics. Importantly, our approach provides a flexible and robust platform that has generated multiple antibodies that possess either tissue or cell selectivity based on preclinical studies.

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

Seeking to limit or eliminate the potential oncogenic risk from Wnt pathway activation through our selective activation in the target disease tissue, we focus on severe disease, limited treatment exposure, and mimicking a physiologic repair process that is self-limiting. In preclinical studies, we have observed that the predominant response to Wnt signaling is in diseased tissue.

Our Platform

Our proprietary platform, SWAPs, enables us to potently and selectively modulate Wnt signaling through the generation of Wnt mimetics. Using this technology, we design and develop antibodies that modulate Wnt signaling. Product candidates generated by these technologies have demonstrated the ability to repair tissue damage in multiple preclinical models. We have developed specific candidate molecules for each disease area based on the associated tissue biology, the role of Wnt signaling in disease versus normal tissue, and a functional assessment of our candidate molecules.

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
Tissue
Regeneration
Wnt Signal

Figure 1. Like endogenous Wnt (left side), our SWAP technology activates Wnt signaling by binding specific Fzd and Lrp receptors (right side)

Our Product Candidates and Research Programs

We believe that our platform has the potential to generate a portfolio of product candidates that can harness the tissue repair activity of the Wnt pathway for a broad spectrum of severe eye diseases.

The chart below represents a summary of our product candidates:

Figure 3. Lead programs

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

SZN-413, a Fzd4 targeted bi-specific antibody, is being developed as a novel treatment for retinal vascular-associated diseases and utilizes our proprietary SWAP technology to activate Wnt signaling. Fzd4 mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function. Data generated in preclinical models of retinopathy demonstrated SZN-413 stimulated Wnt signaling and was able to induce normal retinal vessel regrowth while suppressing pathological vessel growth. In October 2022, we executed a Collaboration and License Agreement, or CLA, with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. In September 2024, BI decided to move forward with the development of SZN-413, which triggered a $10.0 million milestone payment to us. Please see “Collaboration and Licensing Arrangements” for further information regarding our licensing and collaboration agreement with BI.

Beyond our work with BI on SZN-413, we also have multiple novel ophthalmology product candidates targeting Fzd4 which have demonstrated proof-of-concept in preclinical studies. These product candidates do not fall within the scope of the CLA with BI and are wholly owned by us. Data generated in preclinical models of retinopathy demonstrated these product candidates stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth. These programs include:

•
SZN-8141: Fzd4-antiVEGF product candidate combining Fzd4 agonism and vascular endothelial growth factor, or VEGF, antagonism which may have benefits over treatment with single agents for diabetic macular edema, or DME, and neovascular age related macular degeneration, or wet AMD
•
SZN-8143: Fzd4-antiVEGF-antiIL6 product candidate combining Fzd4 agonism, VEGF antagonism, and interleukin-6, or IL-6, antagonism which may have benefits over single agents for treatment of DME/wet AMD/uveitic macular edema, or UME

The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF monotherapies. In addition, Frz4 and anti-IL-6 monotherapies have demonstrated proof of concept in clinical trials. We believe SZN-8141 and SZN-8143 have the potential to treat multiple retinopathy indications and differentiate from existing therapies.

SZN-113 targeting Fzd127 is an additional ophthalmology product candidate. We are developing SZN-113 for Fuchs’ endothelial corneal dystrophy, or FECD, and geographic atrophy, or GA. In preclinical models of FECD, SZN-113 enhanced proliferation of primary human corneal endothelial cells in vitro, demonstrated evidence of wound healing in acute corneal endothelial injury models, and rapidly reduced central corneal thickness along with demonstrating improved corneal clarity in a cryoinjury model in mouse and rabbit. In preclinical models of GA, Fzd127 molecules stimulated retinal pigment epithelium cell proliferation and differentiation in culture and provided neuroprotection in acute injury and progressive degeneration models of photoreceptor degeneration.

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
•
Developing novel product candidates and expanding our platform technologies focused in ophthalmology to further our leading position in developing the Wnt signaling pathway modulators. Wnt signaling is critical in tissue regeneration throughout the body, including in the eye, intestine, liver, lung, retina, kidney, cochlea, cornea, skin, pancreas and central nervous system. Our research suggests that SWAP will provide us with the opportunity to generate specific modulators of Wnt signaling. We have generated libraries of Wnt receptor binders that have helped us create a broad portfolio of product candidates. We have developed and filed patent applications for additional Wnt modulating antibody technologies and are committed to continuously applying new insights, tools, technologies and capabilities to additional diseases and areas and adding to our platform technologies and pipeline.
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

Our Wnt Therapeutics Platform

We have discovered proprietary technologies of modulators of Wnt signaling: SWAPs. We have designed and continue to design antibodies that modulate the Wnt signaling pathway by acting as mimetics of the Wnt protein. Product candidates generated by our technologies have demonstrated the ability to repair tissue damage in multiple preclinical retinal disease models. We were able to select a specific candidate molecule and technology for each disease area based on tissue biology, profile of Wnt signaling in disease versus normal, and functional test of molecules. We have multiple ophthalmology candidates in preclinical development.

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

We plan to address multiple serious diseases of the eye (retinopathies) with a novel approach to restoring tissues that may complement or replace existing treatments:

•
Neovascular or “Wet” Age-Related Macular Degeneration (Wet AMD)

•
Dry Age-Related Macular Degeneration (Dry AMD) or Geographic Atrophy (GA)
•
Diabetic Retinopathy (DR) and Diabetic Macular Edema (DME)
•
Uveitic Macular Edema (UME)

AMD is the progressive degradation of the part of the eye responsible for visual acuity, causing a loss of central vision. AMD is the leading cause of blindness in individuals who are over 65 years old. As the chances of experiencing any form of AMD increase with age, treatment of this disease is becoming even more important as life expectancy continues to rise in most regions of the world.

In the normal functioning eye, the retinal pigment epithelium, or RPE, helps to transport nutrients to the photoreceptors while also helping to eliminate lipids, proteins, and other cellular waste products. Over time, the RPE becomes less efficient in its ability to degrade and remove these wastes, causing them to build up in the Bruch’s membrane rather than being transported to the capillaries within the choroid. The build-up of lipids and proteins forms yellow deposits referred to as drusen, a hallmark of early and intermediate AMD. The hardness, size, and number of drusen can help determine the level of disease progression.

As patients with intermediate AMD progress to the advanced or late stage, the disease can take on two forms: dry AMD (also known as geographic atrophy or non-exudative AMD), or wet AMD (also known as exudative AMD or neovascular AMD).

In advanced dry AMD, there is a reduction in the number of functioning photoreceptors and the gradual loss of visual acuity. Dry AMD, with a US prevalence of over 15 million sufferers, accounts for around 90% of AMD cases and can progress to wet AMD. GA is an advanced form of dry AMD with an estimated US prevalence of 1.3 million. GA is a slowly progressive disease that involves degeneration of the retinal pigment epithelial layer of cells below the retina, which affects the health of rod and cone photoreceptor cells. Other than vitamin supplementation, there have not been any treatments for GA/Dry AMD up until recently. Complement inhibitors were approved in 2023 based on their ability to slow the decline of GA through inhibition of the complement cascade, however, these therapies have seen slow adoption by ophthalmologists due to their modest effect on vision decline, frequent IVT injections and potential for rare, but significant side effects. Importantly, physicians regularly cite the need for more effective, safer medications for Dry AMD/GA.

Approximately 10% of all AMD patients will experience a more drastic vision loss as their condition progresses to wet AMD. In wet AMD, vessels grow abnormally within the choroid layer, called choroidal neovascularization, or CNV, and penetrate through the Bruch’s membrane, or in some cases even further through the RPE into the subretinal space. These newly formed vessels are highly permeable and leak blood and fluid as they penetrate through the layers of the retina. This leads to the thickening of the retina and the misalignment of photoreceptors, causing blurred or distorted vision. An increase in disease prevalence will contribute to market growth. Analysts at Datamonitor estimate that in 2023, there were 2.7 million total prevalent cases of wet AMD in adults aged 50 years and older in the US, Japan, and five major European markets (France, Germany, Italy, Spain, and the UK) and this market is forecasted to continue to increase. Due to their ability to improve clinical outcomes and treat a more comprehensive patient population, VEGF inhibitors, or “anti-VEGFs”, have become the standard treatment used in wet AMD. With newer agents utilizing a combination of mechanisms, further improvements in the standard of care have occurred. However, unmet medical need still exists as anti-VEGF medications have limitations in terms of duration of efficacy and the need for frequent dosing in this large ($10B US in 2024) global market in wet AMD and Diabetic Retinopathies.

Diabetic retinopathy is a microvascular complication of diabetes and is a major cause of vision loss and disability in the middle-aged population. In the US, the prevalence of DR is almost 10 million people. The pathogenesis of DR leads to vascular leakage, which causes diabetic macular edema, and capillary occlusion causing retinal ischemia. The longer a person has Type-1 or Type-2 diabetes, the more likely they are to develop DME. DME is a complication of DR, characterized by fluid buildup in the macula resulting in vision loss if untreated. DME occurs in approximately 15% of patients with DR, or almost 1.4 million people in the US. There remains a significant opportunity to improve on current treatment approaches.

UME is a serious complication of uveitis, an inflammatory condition affecting the uvea (the middle layer of the eye). In the U.S., estimates range widely from 80,000 to 168,000 cases of uveitis each year. It is estimated that up to 30% of all uveitis patients may develop macular edema, or UME.

UME manifests as fluid accumulation in the macula, the central part of the retina responsible for sharp, detailed vision. This leads to significant vision loss, impacting patients' quality of life and creating a substantial burden on healthcare systems. The main treatment for UME is steroid medications which can work well at controlling inflammation and preventing fluid build-up. However, steroids can cause serious side effects affecting the eyes and general health, particularly in children, and their long-term use is not recommended. Anti-VEGF therapies are also used in UME but show only modest efficacy. Inflammatory markers, like IL-6 and VEGF, are elevated in UME patients, so targeted therapies that can address these multiple aspects of UME are being tested.

Our Solution

Surrozen is developing SZN-8141 that combines Fzd4 agonism and VEGF antagonism which has the potential to provide benefits over treatment with single agents for DME and wet AMD. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF monotherapies. In addition, Fzd4 monotherapy has demonstrated proof of concept in clinical trials. We believe SZN-8141 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8141 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth and reduce vascular leakage.

Surrozen is developing SZN-8143 that combines Fzd4 agonism, VEGF antagonism, and interleukin-6 (IL-6) antagonism which may have benefits over single agents for treatment of DME/wet AMD/uveitic macular edema (UME). The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF monotherapies. In addition, Fzd4 monotherapy has demonstrated proof-of-concept in clinical trials. We believe SZN-8143 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8143 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth.

Surrozen is developing SZN-113 which targets Fzd127 for FECD and GA. In preclinical models of FECD, SZN-113 enhanced proliferation of primary human corneal endothelial cells in vitro, demonstrated evidence of wound healing in acute corneal endothelial injury models, and rapidly reduced central corneal thickness along with demonstrating improved corneal clarity in a cryoinjury model in mouse and rabbit. In preclinical models of GA, Fzd127 molecules stimulated retinal pigment epithelium cell proliferation and differentiation in culture and provided neuroprotection in acute injury and progressive degeneration models of photoreceptor degeneration.

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

Collaboration and Licensing Arrangements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, we executed the CLA with BI to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. We and BI conducted partnership research focused on SZN-413 during a 1.5-year period. We granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. For five years after the effective date of the CLA, we are prohibited from preclinically and clinically developing or commercializing Fzd4 bi-specific antibodies that have certain properties for any diseases of the eye, and BI is prohibited from clinically developing or commercializing licensed products for any purpose other than diseases of the eye. Unless terminated earlier, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of BI's royalty obligations. BI has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach. Under the terms of the CLA, BI agreed to pay a non-refundable upfront payment of $12.5 million less applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property.

Stanford License Agreements

In March 2016, we entered into a license agreement with Stanford University, or the Stanford Agreement, which was amended in July 2016, October 2016 and January 2021, pursuant to which we obtained a worldwide, exclusive, sublicensable license under certain patents, rights, or licensed patents and technology related to our engineered Wnt surrogate molecules to make, use, import, offer to sell and sell products that are claimed by the licensed patents or that use or incorporate such technology, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases. The Stanford Agreement covers two patent families and any patents that grant from these families are predicted to expire in 2035 and 2037, absent any patent term adjustments or extensions. In consideration for this license, we paid Stanford a nominal upfront fee and issued nominal shares of our common stock to Stanford, the University of Washington and two co-inventors of the licensed patents. In addition, we agreed to pay Stanford nominal annual license maintenance fees which are creditable against earned royalties owed to Stanford for the same year, an aggregate of up to $0.9 million for the achievement of specified development and regulatory milestones, and an aggregate of up to $5.0 million for the achievement of specified sales milestones. Stanford is also entitled to receive royalties from us equal to a very low single digit percentage of our and our sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Our obligation to pay royalties will continue, on a country-by-country basis, until the last-to-expire valid claim of a licensed patent covering a licensed product in the country of manufacture or sale. Additionally, we agreed to pay Stanford a sub-teen double digit percentage of certain consideration we receive as a result of granting sublicenses to the licensed patents. However, we and Stanford may be able to negotiate a lower non-royalty sublicense percentage based on the then-current value of the licensed patents for each sublicense product. If we are acquired, we agreed to pay a one-time change of control fee in the low six figures. Stanford retains the right under the Stanford Agreement, on behalf of itself, Stanford Hospital and Clinics, the University of Washington and all other non-profit research institutions, to practice the licensed patents and technology for any non-profit purpose. The licensed patents and technology are additionally subject to a non-exclusive, irrevocable, worldwide license held by the Howard Hughes Medical Institute to practice the licensed patents and technology for its research purposes, but with no right to assign or sublicense.

Under the Stanford Agreement, we agreed to use commercially reasonable efforts to develop and commercialize licensed products and we agreed to achieve certain funding and development milestones by certain dates. Unless earlier terminated, Stanford Agreement will continue until the expiration of the patents licensed under such Stanford Agreement. We may terminate Stanford Agreement at any time for any reason by providing at least 30 days’ written notice to Stanford. Stanford may terminate Stanford Agreement if we breach certain provisions and fail to remedy such breach within 90 days after written notice of the breach by Stanford.

Research Collaboration Agreement with TCGFB, Inc.

In October 2024, we entered into a strategic research collaboration with a privately-held company, TCGFB, Inc., or TCGFB, to discover antibody therapeutics targeting transforming growth factor beta, or TGF-β, for the potential treatment of patients with idiopathic pulmonary fibrosis. Under the terms of the agreement, we provide antibody discovery services for a period of up to two years. TCGFB will own all TGF-β product related intellectual property. In exchange for our research services, TCGFB agreed to pay us up to $6.0 million in the aggregate, plus any third-party costs, and issued us a warrant exercisable for up to 3.4 million shares of TCGFB common stock at an exercise price of $0.0001 per share based on certain vesting conditions. TCGFB was founded and is controlled by entities affiliated with The Column Group. The agreement constitutes a related party transaction because entities affiliated with The Column Group hold more than 5% of our common stock and Dr. Kutzkey, a member of our board of directors, serves as Managing Partner of The Column Group.

Patents and Other Proprietary Rights

As of December 31, 2024, our patent portfolio consisted of over 20 pending patent application families, including 18 families that have entered national phase in the United States and/or other countries, three families with pending Patent Cooperation Treaty, or PCT, applications, and three families with pending U.S. provisional applications. These patent applications are directed to, for example, the SWAP platform, the out-licensed SZN-413, as well as methods of treating disorders of the liver, intestine, retina, cornea, lacrimal gland, lung and kidney.

SWAP Platform Technology

As of December 31, 2024, we solely own or exclusively license 15 patent families related to our SWAP platform. These patent families are directed to compositions of matter and/or methods of use, and relate to Wnt mimetics that bind to both a FZD receptor and an LRP receptor, and binding domains and uses thereof. Any patents that issue from these patent families are predicted to expire between 2035 and 2044 absent any patent term adjustment or extension.

We have exclusively licensed two patent families from The Board of Trustees of the Leland Stanford Junior University, or Stanford, related to our SWAP platform. One patent family has been granted in Australia, Europe, Japan and the United States and is pending in the United States and Canada, and any patents that grant from this patent family are predicted to expire in 2035 absent any patent term adjustment or extension. The other patent family is pending in the United States, and any patents that grant from this patent family are predicted to expire in 2037 absent any patent term adjustment or extension.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of retinal diseases for which we have product candidates. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME, DR and retinal vein occlusion. For Dry AMD/ Geographic Atrophy, Apellis and Astellas have commercially approved products. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to any product candidates developed by us. Companies are developing and/or commercializing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer and Regeneron, AbbVie, Boehringer Ingelheim, Amgen, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Merck’s Restoret (gained through its acquisition of EyeBio), an investigational tri-specific Wnt agonist antibody, is in a Phase 2/3 clinical trial in patients with treatment-naïve diabetic macular edema and treatment-naïve neovascular age-related macular degeneration. Recently acquired by Roche, AntlerA Therapeutics was a preclinical stage company developing Wnt antibody-like molecules (ANTs) that activate specific Fzd receptor complexes and are designed to control tissue stem cells and promote tissue repair and rejuvenation. To our knowledge, neither Merck nor Roche has announced any development stage Wnt agonist compounds in retinal diseases.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

There have been amendments to and executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future.

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

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to health epidemics. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the recent change in administration.

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

Employees and Human Capital Resources

Our Employees

As of March 3, 2025, we had 40 full-time and 1 part-time employees, with 26 in research and development and 15 in general and administrative functions. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

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
•
we recognize that everyone makes a difference;
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

Summary of Risk Factors

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Our business involves significant risks that may have a material adverse effect on our business, financial condition, results of operations, prospects and stock price. These risks are more fully described below and include, among others:

•
We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
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
•
We cannot predict how difficult it will be to enroll and retain patients for our future clinical trials and we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons.
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
•
We historically have and may in the future conduct clinical trials for our product candidate outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
•
A few stockholders, including one of our former directors, control the voting rights with respect to a large number of shares of our common stock and could exercise their voting power in a manner that adversely affects us or our stockholders.

Risks Related to Our Business

We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, preclinical studies, clinical trials, building our management team and building our intellectual property portfolio, and have incurred significant operating losses. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

We expect our net losses to increase substantially as our product candidates advance into clinical development. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, continuing development for our lead product candidates, successful development and testing of SZN-413 through our partnership with Boehringer Ingelheim International GmbH, or BI, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future alliances, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our current and potential future collaborators, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We will need substantial additional funds to advance development of product candidates of our Wnt therapeutics platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If our product candidates advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our Wnt therapeutics platform, and our lead product candidates and we will require significant funds to continue to develop our platform and to conduct further research and development, including preclinical studies and clinical trials.

To date, we have primarily financed our operations through the sale of equity securities. Until such time as we can generate sufficient revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions. Given the volatility in the capital markets, we may not be willing or able to raise equity capital through public or private equity offerings and may need to turn to other sources of funding that may have terms that are not favorable to us, or further reduce our business operations due to capital constraints.

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

Our future capital requirements and the period for which we expect existing resources to support our operations may vary significantly from our projections. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development of SZN-413, SZN-8141, SZN-8143, SZN-113 and other potential future product candidates;
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

We may not be able to access the financial resources to develop, or to enter into any collaborations for, our lead product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a product candidate, such as:

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

Our product candidates that are tested in humans may not demonstrate the safety, purity and potency, or efficacy, necessary to become approvable or commercially viable.

We may ultimately discover that our product candidates do not possess certain properties that we believe are beneficial for therapeutic effectiveness and safety. For example, although our lead product candidates exhibited encouraging results in animal studies, they may not demonstrate the same properties in humans and may interact with human physiology in unforeseen, ineffective or harmful ways, as shown by the observations of asymptomatic transaminase elevations discussed above. As a result, we may never succeed in developing a marketable product based on any of our current or future product candidates. If our product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody-based discovery and development and materially and adversely affect our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to use and expand our Wnt therapeutics platform to build a pipeline of product candidates.

A key element of our strategy is to use and expand our Wnt therapeutics platform to discover and develop a portfolio of Wnt product candidates that can facilitate the repair and/or regeneration of damaged tissue for patients suffering from a variety of severe diseases. Although our research and development efforts to date have resulted in the discovery and development of SZN-413, SZN-8141, SZN-8143, SZN-113 and other potential product candidates, our current product candidates may not be safe or effective therapeutics and we may not be able to develop any successful product candidates. Our platform is evolving and may not reach a state at which building a pipeline of product candidates is possible. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of approved products. Market acceptance of our current and potential future product candidates, if approved, will depend on, among other factors:

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is also possible that there will be side effects associated with the testing or use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, certain researchers have noted that therapeutics targeting the Wnt pathway may lead to tumor formation or proliferation as a result of the downstream impacts of Wnt signaling. To date, we have not observed any such tumor formation in our preclinical toxicology studies and clinical trials, but there can be no guarantee that our current or future product candidates will not result in tumor formation. Any of these occurrences or failure to resolve the findings may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

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

The terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common stock to decline. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our current and potential future product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we raise any additional capital through public or private equity or convertible debt offerings the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Because we have limited financial and managerial resources, we intend to focus our efforts on specific research and development programs. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial product candidates or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaborations, licensing or other royalty arrangements in cases in which we would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and supplies. We do not produce our product candidates in quantities sufficient for preclinical and clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of preclinical and future clinical development materials. Although our current contract manufacturer has multiple sites capable of producing our products (both drug substance and drug product), we cannot assure you that its preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply collaborators, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply collaborators, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and future clinical activities at commercially reasonable terms in the event that their services to us become interrupted for any reason. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply collaborators, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

Our third-party manufacturers may be unable to successfully scale manufacturing of our lead product candidates in sufficient quality and quantity, which would delay or prevent us from developing our current and future product candidates and, if approved, commercializing product candidates.

In order to conduct clinical trials for our lead product candidates or commercialize, we will need to manufacture large quantities of these product candidates. We may continue to and currently expect to use third parties for our manufacturing needs. Our manufacturing collaborators may be unable to successfully increase the manufacturing capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing collaborators are unable to successfully scale the manufacture of any current or potential future product candidate in sufficient quality and quantity, the development, testing, clinical trials and commercialization of that product candidate may be delayed or infeasible and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

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

If the market opportunities for our current and potential future product candidates, including SZN-413, SZN-8141, SZN-8143 and SZN-113, are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of retinal vascular associated diseases that our lead product candidates may be able to treat are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may further be reduced if its estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from SZN-413, SZN-8141, SZN-8143 or SZN-113.

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

The key competitive factors affecting the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the level of competition and the availability of coverage and adequate reimbursement from third-party payors. If any of our product candidates are approved and commercialized, it is likely that we will face increased competition as a result of other companies pursuing development of products to address similar diseases. For our lead product candidates, we face competition from approved therapies and potential competition from product candidates in development for the indications we are pursuing or may pursue.

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

Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under current law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under current law, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2024, we had NOLs of approximately $160.5 million and $5.0 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. NOLs generated after 2018 for federal tax reporting purposes of $156.8 million have an indefinite carryforward period. The remaining federal and all state NOLs begin expiring in 2036.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have determined that we likely had an ownership change in September 2020 and April 2024. As a result of the annual limitations caused by the ownership changes, it was estimated that approximately $2.6 million of federal tax credit, $8.8 million of federal NOL and $76.5 million of California NOL will expire unutilized for income tax purposes, and such amounts are excluded from the carryforward balances of December 31, 2024. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, and some of which are outside our control. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which may result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers are located outside of the United States and we historically have and may in the future conduct clinical trials outside of the United States. Furthermore, if we or any current or future collaborator succeed in developing any products, we anticipate marketing them in the European Union, or EU, and other jurisdictions in addition to the United States. If approved, we or any future collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

As we conduct preclinical studies and clinical trials of our product candidates, we are and will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of these product candidates. Product liability claims could delay or prevent completion of development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, manufacturing processes and facilities or marketing programs and potentially a recall of products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we or any current or future collaborators may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information, health information and other information to host or otherwise process some data and that of users to operate our business, for clinical trial purposes, for legal and marketing purposes, and for other business-related purposes. Our internal computer systems and data processing and those of our third-party vendors, consultants, collaborators, contractors or partners, including existing and future CROs are vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, theft or destruction of intellectual property or other confidential or proprietary information, business interruption or other significant security incidents. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), phishing and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions).

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

Additionally, applicable laws and regulations relating to privacy, data protection or cybersecurity, external contractual commitments and internal privacy and security policies may require us to notify relevant stakeholders if there has been a security breach, including affected individuals, business partners and regulators. Such disclosures are costly, and the disclosures or any actual or alleged failure to comply with such requirements could lead to a materially adverse impact on the business, including negative publicity, a loss of confidence in our services or security measures by its business partners or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or other data protection obligations related to information security or security breaches.

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

Even if patents do successfully issue from our owned or in-licensed patent application, and even if such patents cover our current or any future technologies or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any current or future technologies or product candidates that it may develop. Likewise, if patent applications we own or have in-licensed with respect to our development programs and current or future technologies or product candidates fail to issue, if their breadth or strength is threatened, or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or product candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain or any loss of patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar or identical to SZN-413, SZN-8141, SZN-8143, SZN-113 or any future product candidates.

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

Because the antibody landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing, misappropriating or violating third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering portions of antibodies that may be relevant for product candidates that we wish to develop. We are aware of third party patents and patent applications that claim aspects of our current or potential future product candidates and modifications that we may need to apply to our current or potential future product candidates. There are also many issued patents that claim antibodies or portions of antibodies that may be relevant to products we wish to develop. The holders of such patents and patent applications may be able to block or delay our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all, or it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property.

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

Risk of failure for our lead product candidates is high. It is impossible to predict when or if our candidates or any potential future product candidates will prove effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety, purity, and potency, or efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. We have experienced (as described above), and may further experience, delays in initiating our planned clinical studies. We do not know whether planned clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, will enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize SZN-413, SZN-8141, SZN-8143, SZN-113 or potential future product candidates.

SZN-413, SZN-8141, SZN-8143, SZN-113 and any potential future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our potential future collaborators to begin selling them.

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

Any regulatory approvals that we or our current or potential future collaborators obtain for our product candidate may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of such product candidate. In addition, if the FDA or any other regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

There have been amendments to and legal and political challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional future challenges or the healthcare reform measures of the second Trump administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In addition, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

Our stock price is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the Report titled “Risk Factors” and the following:

•
our ability, or the ability of our business partners, to advance our product candidates into the clinic;
•
results of preclinical and clinical studies for our product candidates, or those of our competitors or current and potential future collaborators;
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

We currently expect to use our existing cash to fund the development of our lead product candidates through the continuation of first in human trials and to fund our other ongoing research and discovery programs, as well as for working capital and other general corporate purposes. We may also use a portion of our cash to in-license, acquire or invest in complementary businesses, technologies, products or assets. However, other than our CLA with BI, we have no current commitments or obligations to do so. Therefore, our management will have flexibility in allocating our cash. Accordingly, you will be relying on the judgment of our management with regard to the allocation of our cash, and you will not have the opportunity, as part of your investment decision, to assess whether the cash is being allocated appropriately. It is possible that the cash will be invested in a way that does not yield a favorable, or any, return for our company.

We may issue additional shares of common stock or other equity securities without your approval, including pursuant to our employee stock plans, and holders of warrants and options may choose to exercise their warrants and options requiring us to issue shares of common stock; all of these actions would dilute your ownership interest and may depress the market price of our common stock.

Significant additional capital will be needed in the future to continue our planned operations, including further development of our Wnt therapeutics platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In April 2024 and March 2025, we issued and sold shares of common stock, pre-funded warrants and warrants to purchase common stock in private placements. Please see Notes 9, 10, 11 and 17 to the consolidated financial statements for further information regarding the private placements and the terms of the warrants. In addition, outstanding options and warrants may be exercised and restricted stock units may vest resulting in the issuance of additional shares of common stock, which will result in further dilution to our stockholders.

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

As of December 31, 2024, and after taking into account our March 2025 private placement, entities affiliated with The Column Group (of which a member of our board of directors, Tim Kutzkey, Ph.D., is a Managing Partner) beneficially owned approximately 21.7% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

We work with third-party service providers from time to time that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, consulting firms, threat intelligence service providers, and penetration testing firms. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Refer to Item 1A “Risk Factors” in this Annual Report on Form 10-K for additional discussion about cybersecurity-related risks.

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

Our cybersecurity risk management and strategy processes are overseen by our Information Technology team. Such individuals have an average of over 20 years of prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the audit committee on any appropriate items. The audit committee holds quarterly meetings and receives periodic reports from management, concerning our significant cybersecurity threats and risk and the processes we have implemented to address them.

Item 2. Properties.

Our principal executive office is located in South San Francisco, California, pursuant to a lease that expires in April 2029. We believe that our current facility is adequate to meet our ongoing needs and, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders

As of March 20, 2025, there were 56 holders of record of our shares of common stock and 11 holders of record of our public warrants. These amounts do not include stockholders for whom shares are held in street name by banks, brokers and other nominees.

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

Our lead product candidates are multi-specific, antibody-based therapeutics that mimic the roles of naturally occurring Wnt proteins, which are involved in activation and enhancement of the Wnt pathway, respectively. Given Wnt signaling is essential in tissue maintenance and regeneration throughout the body, we have the potential to target a wide variety of severe diseases, including certain diseases that afflict the intestine, liver, retina, cornea, lung, kidney, cochlea, skin, pancreas and central nervous system. In each of these areas, we believe our approach has the potential to change the treatment paradigm for the disease and substantially impact patient outcomes.

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

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. For the years ended December 31, 2024 and 2023, we incurred net losses of $63.6 million and $43.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $285.3 million and cash and cash equivalents of $34.6 million.

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

Licensing Arrangements

In October 2022, we executed a Collaboration and Licensing Agreement, or the CLA, with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Frizzled 4, or Fzd4, bi-specific antibodies designed using our SWAP technology, including SZN-413. We and BI conducted partnership research focused on SZN-413 during a 1.5-year period. We granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. For five years after the effective date of the CLA, we are prohibited from preclinically and clinically developing or commercializing Fzd4 bi-specific antibodies that have certain properties for any diseases of the eye, and BI is prohibited from clinically developing or commercializing licensed products for any purpose other than diseases of the eye.

In October 2024, we entered into a strategic research collaboration with a privately-held company, TCGFB, Inc., or TCGFB, to discover antibody therapeutics targeting transforming growth factor beta, or TGF-β, for the potential treatment of patients with idiopathic pulmonary fibrosis, or TCGFB Collaboration. Under the terms of the agreement, we provide antibody discovery services for a period of up to two years. TCGFB will own all TGF-β product related intellectual property. In exchange for our research services, TCGFB agreed to pay us a fixed monthly fee up to $6.0 million in the aggregate, plus any third-party costs, and issued us a warrant exercisable for up to 3.4 million shares of TCGFB common stock at an exercise price of $0.0001 per share based on certain vesting conditions. TCGFB was founded and is controlled by entities affiliated with The Column Group. The agreement constitutes a related party transaction because entities affiliated with The Column Group hold more than 5% of our common stock and Dr. Kutzkey, a member of our board of directors, serves as Managing Partner of The Column Group.

We also have entered into patent and research license arrangements with third-parties. The license agreements require milestone payments upon the achievement of certain regulatory and developmental stages. In addition, we will be required to pay royalties on sales of certain licensed products. As of December 31, 2024, we have incurred nominal fees and milestone payments under our license agreements. Upon the achievement of further regulatory and developmental milestones and the sale of licensed products, we may incur significant fees and royalties under these licenses.

Please see “Part I, Item I – Business – Intellectual Property - Collaboration and Licensing Arrangements” for a further discussion of our collaboration and licensing arrangements.

Components of Results of Operations

Revenue

Collaboration and License Revenue

We had not generated any revenue prior to the execution of the CLA in October 2022. Under the terms of the CLA, BI paid us a non-refundable upfront payment of $12.5 million less applicable withholding tax and agreed to pay success-based milestone payments up to $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. In September 2024, a milestone was achieved as BI decided to move forward with the development of SZN-413, and we received a $10.0 million non-refundable and non-creditable payment from BI pursuant to the terms of the CLA. The milestone payment of $10.0 million was recognized as collaboration and license revenue for the year ended December 31, 2024.

Research Service Revenue – Related Party

Research service revenue – related party relates to the amounts recognized for the research service performed in 2024 in connection with TCGFB Collaboration.

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

We expect that our research and development expenses will increase for the foreseeable future as we identify and develop product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the development of our lead product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates, many of which are outside of our control, including those associated with:

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of the gain on the change in fair value of warrant liabilities.

Loss on Issuance of Common Stock, Pre-Funded Warrants and Warrants

Loss on issuance of common stock, pre-funded warrants and warrants represents the excess of the initial fair value of common stock, pre-funded warrants and warrants over the aggregate gross proceeds in the private placement consummated in April 2024.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		$	%
	2024	2023	Change	Change
Collaboration and license revenue	$10,000	$—	$10,000	*
Research service revenue - related party	655	—	655	*
Total revenue	10,655	—	10,655	*

Operating expenses:
Research and development	21,132	27,230	(6,098)	-22%
General and administrative	15,062	15,798	(736)	-5%
Restructuring	—	2,752	(2,752)	-100%
Total operating expenses	36,194	45,780	(9,586)	-21%
Loss from operations	(25,539)	(45,780)	20,241	-44%
Interest income	1,693	2,340	(647)	-28%
Other (expense) income, net	(19,321)	398	(19,719)	*
Loss on issuance of common stock, pre-funded warrants and warrants	(20,397)	—	(20,397)	*
Net loss	$(63,564)	$(43,042)	$(125)	0%

* Percentage is not meaningful

Collaboration and License Revenue

The increase of $10.0 million in collaboration and license revenue for 2024, compared to 2023 is due to the recognition of a milestone achieved under the CLA with BI in September 2024.

Research Service Revenue – Related Party

The increase of $0.7 million in research service revenue – related party for 2024, compared to 2023, is attributable to the research service performed in 2024 in accordance with TCGFB Collaboration.

Research and Development Expenses

The following table summarizes research and development expenses for the periods presented (dollars in thousands):

	Year Ended December 31,		$	%
	2024	2023	Change	Change
SZN-043	$10,784	$11,240	$(456)	-4%
SZN-1326	1,462	5,913	(4,451)	-75%
Discovery and preclinical stage programs	8,886	10,077	(1,191)	-12%
Total research and development expenses	$21,132	$27,230	$(6,098)	-22%

The decrease of $0.4 million, or 4%, in SZN-043 program expenses for 2024, compared to 2023, is primarily due to the workforce reductions effective in 2023. The decrease of $4.5 million, or 75%, in SZN-1326 program expenses for 2024, compared to 2023, is primarily due to the workforce reductions we implemented in 2023, as well as the discontinuation of the clinical development of SZN-1326 in January 2024. The decrease of $1.2 million, or 12%, in discovery and preclinical stage program expenses for 2024, compared to 2023, is primarily due to the workforce reductions implemented in 2023 to focus our resources on our clinical stage programs.

General and Administrative Expenses

The decrease of $0.7 million, or 5%, in general and administrative expenses for 2024, compared to 2023, is primarily attributable to reductions in employee-related expenses as a result of the workforce reductions in 2023, as well as lower consulting and professional fees as a result of the restructuring plans we implemented in 2023.

Restructuring

The decrease of $2.8 million, or 100%, in restructuring charges for 2024, compared to 2023, is attributable to workforce reductions implemented in 2023.

Interest Income

The decrease of $0.6 million, or 28%, in interest income for 2024, compared to 2023, is due to a decrease in cash and cash equivalents.

Other (Expense) Income, Net

The increase of $19.7 million, or 50%, in other expense, net, for 2024, compared to 2023, is primarily attributable to a $18.0 million increase in non-cash change in fair value of warrant liabilities, and $1.5 million related to the transaction costs allocated to the warrants issued in the April 2024 private placement.

Loss on Issuance of Common Stock, Pre-Funded Warrants and Warrants

The increase of $20.4 million in loss on issuance of common stock, pre-funded warrants and warrants for 2024, compared to 2023, as the fair value of warrants issued was greater than the proceeds received in a private placement closed in April 2024.

Liquidity and Capital Resources

Since inception, we have only generated revenue and income under the CLA with BI and TCGFB Collaboration. We incurred significant net operating losses and negative cash flows from operations. Historically, we have financed our operations primarily through the sales of our equity securities and the payment received under our collaboration and license agreement. We anticipate that we will continue to incur net losses for the foreseeable future because of additional costs and expenses related to our research and development activities, including increased expenses from pipeline advancement and advancement of our product candidates into and through clinical developments and associated regulatory submissions, as well as increased general and administrative expenses as we scale our organization as a public company.

Private Placements

In March 2025, we entered into a securities purchase agreement with certain institutional and accredited investors to issue and sell an aggregate of 15,086,236 units in a two-tranche private placement at a purchase price of $11.60 per share and $11.5999 per pre-funded warrant, for gross proceeds of approximately $175.0 million to fund multiple ophthalmology programs through initial Phase 1 safety, tolerability and efficacy studies. Each unit consists of one share of common stock, or pre-funded warrant in lieu thereof, and an accompanying one half of a warrant to purchase common stock, or Series E common stock warrant. At the closing of the first tranche of this private placement on March 26, 2025, (i) 5,213,415 shares of common stock, (ii) pre-funded warrants to purchase up to 1,373,000 shares of common stock, and (iii) Series E common stock warrants to purchase up to 3,293,207 shares of common stock were issued and sold for aggregate gross proceeds of approximately $76.4 million, before deducting placement agent fees and other expenses. None of the warrants issued in the private placement have been exercised as of the filing of this Annual Report. In the second tranche of the private placement, which is contingent upon the public announcement of the receipt of clearance from the U.S. Food and Drug Administration on or prior to October 31, 2026 of our Investigation New Drug Application for SZN-8141, or the second closing milestone, we expect to issue a (i) 6,043,321 shares of common stock, (ii) pre-funded warrants to purchase up to 2,456,500 shares of common stock, and (iii) Series E common stock warrants to purchase up to 4,249,910 shares of common stock; provided that the second tranche may not occur prior to September 27, 2026. If we terminate our SZN-8141 program prior to October 31, 2026, then we will provide written notice to each purchaser, referred to as the Termination Notice, and each purchaser will have the right, but not the obligation, for 30 calendar days following the receipt of such notice, upon written notice to us, to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser has the right, but not the obligation, upon five trading days’ prior written notice to us to purchase all (but not a portion) of the units subscribed for by such purchaser in the second closing, which we refer to as an optional closing. If a purchaser fails to purchase in full its subscribed for units after the achievement of the second closing milestone in the second closing, or previously at the first closing or an optional closing, then the Series E common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable. Please see Note 17 to the consolidated financial statements for further information regarding this private placement.

In April 2024, we entered into a securities purchase agreement with certain institutional investors and management and issued and sold in a private placement: (i) 1,091,981 shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11,136,106 shares of common stock. At the closing of the private placement, we received aggregate net proceeds of approximately $16.0 million, after deducting placement agent fees and other expenses. If the warrants are exercised in full we will receive additional gross proceeds of approximately $175.5 million. None of the warrants issued in the private placement have been exercised as of the filing of this Annual Report. Please see Notes 9, 10 and 11 to the consolidated financial statements for further information regarding this private placement.

Sublease

In April 2024, we entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of our office and laboratory space in South San Francisco, California. The sublease term is on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. Please see Note 10 to the consolidated financial statements for further information regarding the sublease.

Lease Extension

In October 2024, we amended our existing lease agreement to extend the lease term from April 2025 to April 2029. We have an option to extend the lease for an additional four-year period and a one-time option to early terminate the lease effective as of April 30, 2026, subject to a termination fee of $0.4 million.

Funding Requirements

To date, we have only generated revenue and income from our partnerships with BI and TCGFB. We have not generated and do not expect to generate any revenue from sales of our products unless and until we obtain regulatory approval and commercialize one of our product candidates, and we do not know when, or if, that will occur. We will continue to require substantial additional capital to develop our products candidates and fund operations for the foreseeable future. Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance our product candidates through clinical development and regulatory approval. In addition, we will continue to incur additional costs associated with operating as a public company.

As of December 31, 2024, we had cash and cash equivalents of $34.6 million and accumulated deficit of $285.3 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and the gross proceeds of approximately $76.4 million received from the private placement in March 2025 will be sufficient to fund our operations for at least the next 12 months from the date of this Annual Report. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the scope, rate of progress, results and costs of researching and developing our lead product candidates or any future product candidates, conducting preclinical and clinical studies;
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
•
the timing, receipt, and amount of sales from our lead product candidates, if approved;
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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(17,628)	$(40,363)
Net cash (used in) provided by investing activities	(26)	51,723
Net cash provided by financing activities	16,176	276
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,478)	$11,636

Cash Used in Operating Activities

Cash used in operating activities of $17.6 million for 2024 was primarily due to the use of funds in our operations and the resulting net loss of $63.6 million and a net change of $0.8 million in our net operating assets and liabilities, partially offset by $46.8 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net decrease in accounts payable, accrued and other liabilities and operating lease liabilities.

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

Cash used in investing activities of $26,000 for 2024 consisted of the purchases of lab equipment

Cash provided by investing activities of $51.7 million for 2023 consisted primarily of $80.2 million of proceeds from the maturities of marketable securities, partially offset by $28.0 million of cash used for the purchases of marketable securities and $0.4 million of cash used for the purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities of $16.2 million for 2024 consisted primarily of net proceeds from the issuance and sale of common stock, pre-funded warrants and warrants to investors and certain members of management in a private placement.

Cash provided by financing activities of $0.3 million for 2023 consisted primarily of proceeds from the issuance of common stock under the employee stock purchase plan.

Contractual Obligations and Commitments

As of December 31, 2024, we have lease obligations primarily consisting of one operating lease for our facility. The lease expires in April 2029. Under the terms of our operating leases, we had lease obligations of $10.1 million in payments through 2029 as of December 31, 2024.

We are party to license or subscription agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low single-digit percentages based on sales of licensed products. The payment obligations under the license agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of December 31, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

We enter into contracts in the normal course of business with third-party vendors for preclinical research studies, clinical trials, research supplies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination on notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. As of December 31, 2024, we had not accrued for any termination or cancellation charges as these were not considered probable.

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

We record accounts receivable for amounts billed to the customer for which we have an unconditional right to consideration. We assess accounts receivable for credit losses and, to date, no credit losses have been recorded.

If a research and development arrangement falls outside of the scope of all accounting standards, we apply ASC 606 by analogy and recognize other income and other receivables related to such arrangement.

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

Services: Service fees are recognized over time based on progress toward complete satisfaction of the performance obligation. For each performance obligation satisfied over time, we assess the proper method to be used for recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation.

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

Warrant Liabilities

We account for all outstanding warrants as liabilities and record at fair value. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred. At the end of each reporting period, changes in fair value during the period are recognized in other (expense) income, net within the consolidated statements of operations and comprehensive loss. We will continue to adjust the warrant liabilities for changes in the fair value until the earlier of (a) the exercise or expiration of the warrants or (b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

In April 2024, we issued and sold warrants to purchase common stock in a private placement, or the 2024 PIPE Warrants. The 2024 PIPE Warrants are classified as liabilities, and the fair value is measured using the Black-Scholes option-pricing model. Significant unobservable inputs used in the fair value measurement of such warrants include the timing and probability of achieving the milestones and the expected volatility. The fair value of the 2024 PIPE Warrants may change significantly as additional data is obtained, impacting our assumptions to estimate the fair value of the liabilities. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact our results of operations in future periods.

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

Item 8. Financial Statements and Supplementary Data.

SURROZEN, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Surrozen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surrozen, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We have served as the Company’s auditor since 2020.

/s/ Ernst & Young LLP

San Francisco, California

March 31, 2025

SURROZEN, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$34,565	$36,043
Accounts receivable	2,039	2,152
Accounts receivable - related party	502	—
Prepaid expenses and other current assets	1,826	2,937
Total current assets	38,932	41,132

Property and equipment, net	562	1,969
Operating lease right-of-use assets	7,801	1,889
Restricted cash	688	688
Warrant asset	153	—
Other assets	331	402
Total assets	$48,467	$46,080

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$306	$525
Accrued and other liabilities	5,180	4,126
Lease liabilities, current portion	1,829	2,497
Total current liabilities	7,315	7,148

Lease liabilities, noncurrent portion	6,640	882
Warrant liabilities	55,892	115
Total liabilities	69,847	8,145

Commitments and contingencies (Note 5 and Note 14)

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of December 31, 2024 and 2023; 3,262 and 2,063 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in-capital	263,879	259,630
Accumulated deficit	(285,259)	(221,695)
Total stockholders’ (deficit) equity	(21,380)	37,935
Total liabilities and stockholders’ (deficit) equity	$48,467	$46,080

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Collaboration and license revenue	$10,000	$—
Research service revenue - related party	655	—
Total revenue	10,655	—

Operating expenses:
Research and development	21,132	27,230
General and administrative	15,062	15,798
Restructuring	—	2,752
Total operating expenses	36,194	45,780
Loss from operations	(25,539)	(45,780)
Interest income	1,693	2,340
Loss on issuance of common stock, pre-funded warrants and warrants	(20,397)	—
Other (expense) income, net	(19,321)	398
Net loss	(63,564)	(43,042)
Unrealized gain on marketable securities, net of tax	—	241
Comprehensive loss	$(63,564)	$(42,801)

Net loss per share attributable to common stockholders, basic and diluted	$(21.67)	$(21.33)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,933	2,018

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2022	2,006	$—	$254,895	$(241)	$(178,653)	$76,001
Issuance of common stock under employee stock purchase plan	58	—	332	—	—	332
Issuance of common stock upon option exercises	—	—	3	—	—	3
Redemption of fractional shares due to reverse stock split	—	—	(4)	—	—	(4)
Repurchase of early exercised stock options	(1)	—	—	—	—	—
Vesting of early exercised stock options	—	—	32	—	—	32
Stock-based compensation expense	—	—	4,372	—	—	4,372
Other comprehensive income	—	—	—	241	—	241
Net loss	—	—	—	—	(43,042)	(43,042)
Balance at December 31, 2023	2,063	—	259,630	—	(221,695)	37,935
Issuance of common stock in the Private Placement	1,092	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	15	—	94	—	—	94
Issuance of common stock upon option exercises	4	—	39	—	—	39
Vesting of restricted stock units	88	—	—	—	—	—
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	4,114	—	—	4,114
Net loss	—	—	—	—	(63,564)	(63,564)
Balance at December 31, 2024	3,262	$—	$263,879	$—	$(285,259)	$(21,380)

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(63,564)	$(43,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,442	1,911
Stock-based compensation	4,114	4,372
Non-cash operating lease expense	1,522	1,273
Amortization of discount on marketable securities, net	—	(732)
Transaction costs allocated to pre-funded warrants and warrants in connection with the Private Placement	1,507	—
Loss on issuance of common stock, pre-funded warrants and warrants	20,397	—
Non-cash impairment of long-lived assets	—	169
Change in fair value of warrant liabilities	17,830	(211)
Warrant asset recognized in connection with research service revenue	(153)	—
Loss (gain) on foreign currency remeasurement	113	(174)
Changes in operating assets and liabilities:
Accounts receivable - related party	(502)	—
Prepaid expenses and other current assets	1,111	915
Other assets	71	62
Accounts payable	(228)	(133)
Accrued and other liabilities	1,056	(2,550)
Operating lease liabilities	(2,344)	(2,223)
Net cash used in operating activities	(17,628)	(40,363)
Investing activities:
Purchases of property and equipment	(26)	(398)
Purchases of marketable securities	—	(28,044)
Proceeds from maturities of marketable securities	—	80,165
Net cash (used in) provided by investing activities	(26)	51,723
Financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants in the Private Placement, net of transaction costs	16,043	—
Proceeds from issuance of common stock upon exercise of stock options	39	3
Proceeds from issuance of common stock upon employee stock plan purchases	94	332
Repurchase of early exercised stock options	—	(55)
Redemption of fractional shares due to reverse stock split	—	(4)
Net cash provided by financing activities	16,176	276
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,478)	11,636
Cash, cash equivalents and restricted cash at beginning of year	36,731	25,095
Cash, cash equivalents and restricted cash at end of year	$35,253	$36,731
Supplemental disclosure of noncash investing and financing activities:
Increase in right-of-use assets and lease liabilities due to a lease modification	$7,434	$—
Purchases of equipment included in accounts payable	$9	$—
Vesting of early exercises of stock options	$2	$32

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets:

	December 31,
	2024	2023
Cash and cash equivalents	$34,565	$36,043
Restricted cash	688	688
Cash, cash equivalents and restricted cash	$35,253	$36,731

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Note 1. Organization and Business

Organization

Surrozen, Inc., or the Company, is a biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair with a current focus in ophthalmology. The Company, a Delaware corporation, is located in South San Francisco, California and it operates and manages its business in one operating segment. Surrozen Netherlands, B.V. was incorporated in May 2022 and is located in Amsterdam, Netherlands as a wholly-owned subsidiary of the Company.

Liquidity

The Company has incurred net losses since inception. During the years ended December 31, 2024 and 2023, the Company incurred a net loss of $63.6 million and $43.0 million, respectively. During the years ended December 31, 2024 and 2023, the Company used $17.6 million and $40.4 million of cash in operations. As of December 31, 2024, the Company had cash and cash equivalents of $34.6 million and an accumulated deficit of approximately $285.3 million. The Company expects operating expenses to continue to be significant in connection with its ongoing clinical study and anticipates the need to raise additional capital to continue to execute its long-range business plan.

Management believes that the existing cash, cash equivalents and the gross proceeds of approximately $76.4 million received from the private placement in March 2025 (Note 17) are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its consolidated financial statements. However, if the Company’s anticipated cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include certain accrued expenses for research and development activities, valuation of operating lease right-of-use assets and lease liabilities, valuation of warrant asset, and fair value of warrants issued in connection with the closing of a private placement in April 2024. Management bases its estimates on historical

SURROZEN, INC.

Notes to the Consolidated Financial Statements

experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash and cash equivalents. The Company’s cash is held by financial institutions that may at times exceed federally insured limits. However, the Company’s exposure to credit risk in the event of default by the financial institution is limited to the extent of amounts recorded on the consolidated balance sheets. The Company believes it is not exposed to significant credit risk on cash. The Company’s cash equivalents were held in custodial accounts maintained by third party custodians. The Company’s policy is to invest cash in institutional money market funds with high credit quality to limit the amount of credit exposure. The Company has not experienced any losses on its cash equivalents.

Cash and Cash Equivalents

Cash equivalents relate to securities having an original maturity of three months or less at the time of purchase. As of December 31, 2024 and 2023, cash and cash equivalents consisted of bank deposits and money market funds.

Restricted Cash

As of December 31, 2024 and 2023, the Company had $0.7 million of restricted cash consisting of a letter of credit for the Company’s facility lease and the collateral associated with the Company’s credit card program.

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

Leases

Material leases with a term longer than one year are recognized as right-of-use, or ROU, assets and lease liabilities in the Company’s consolidated balance sheets. The Company determines the lease classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter if modified. The Company uses its incremental borrowing rate, based on the information available at the commencement date, to determine the present value of lease payments if the rate implicit in the lease is not readily available. The ROU asset is based on the measurement of the lease liability and is adjusted for lease incentives provided by the landlord. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. For a lease modification, an evaluation is performed to determine if it should be treated as either a separate lease or a change in the accounting of an existing lease. When a modification does not result in a separate contract, the Company reassesses the lease classification, remeasures the related lease liability using an updated incremental borrowing rate that reflects the modified lease term, and adjusts the related ROU asset.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

Warrant Liabilities

The Company’s warrants are classified as liabilities and measured at fair value. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred. At the end of each reporting period, any change in fair value during the period is recognized in other (expense) income, net within the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liabilities pertaining to the outstanding warrants for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606), or by analogy, when its counterparty obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for these goods or services. To determine revenue recognition for the arrangement that is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. If the counterparty to a research and development arrangement is not a customer, services being provided align with the Company's ordinary activities, and the arrangement falls outside of the scope of all accounting standards, the Company applies ASC 606 by analogy and recognizes revenue related to such arrangement.

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

The Company records accounts receivable for which the Company has an unconditional right to consideration. The Company assesses accounts receivable for credit losses and, to date, no credit losses have been recorded.

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

Services: Service fees are recognized over time based on progress toward complete satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Royalties: The Company recognizes sales-based royalties as revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties that have been allocated have been satisfied (or partially satisfied).

The incremental costs of obtaining a contract are expensed as and when incurred if the amortization period of the asset that would have been recognized is one year or less.

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

If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impacts research and development expenses. For the years ended December 31, 2024 and 2023, the Company did not have any material differences between accrued costs and actual costs incurred. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for all stock-based awards. For stock awards, stock-based compensation cost is estimated on the grant date based on the closing price of the Company’s stock, with consideration of whether there is material nonpublic information that could impact the estimated fair value of awards. Stock-Based compensation cost is recognized as expense on a straight-line basis over the requisite service period. Under the Company’s employee stock purchase plan, stock-based compensation cost is measured at the beginning of the offering period and recognized on a straight-line basis over the offering period. Forfeitures are accounted for as they occur.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Comprehensive Income

The Company’s comprehensive income consists of unrealized gains on marketable securities.

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

	December 31,
	2024	2023
Common stock issuable upon exercise of stock options	536	311
Unvested restricted stock awards	1	4
Unvested restricted stock units	38	90
Common stock issuable upon exercise of warrants	11,569	394
Total	12,144	799

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards update 2024-03, Income Statement Reporting—Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard improves the disclosures about a public business entity’s expenses and requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in expense captions presented on the statement of operations. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard is to

SURROZEN, INC.

Notes to the Consolidated Financial Statements

be applied either prospectively or retrospectively. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses and information used to assess segment performance. All disclosure requirements of the update are required for entities with a single reportable segment. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this standard effective in 2024. There was no material impact on the Company’s reportable segments and the required disclosures have been included in Note 16.

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. The Company adopted this standard effective January 1, 2024, using a modified retrospective method. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3. Fair Value Measurement

The Company records its financial assets and liabilities at fair value. The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and accrued and other liabilities, approximate their fair value due to their short-term maturities. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value as follows:

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

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

SURROZEN, INC.

Notes to the Consolidated Financial Statements

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$25,495	$—	$—	$25,495
Total financial assets measured at fair value	$25,495	$—	$—	$25,495

Liabilities(2):
2021 Public Warrants	$109	$—	$—	$109
2021 PIPE Warrants	—	17	—	17
2024 Pre-Funded Warrants	—	574	—	574
2024 PIPE Warrants	—	—	55,192	55,192
Total financial liabilities measured at fair value	$109	$591	$55,192	$55,892

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$33,014	$—	$—	$33,014
Total financial assets measured at fair value	$33,014		$—	$33,014

Liabilities(2):
2021 Public Warrants	$53	$—	$—	$53
2021 PIPE Warrants	—	62	—	62
Total financial liabilities measured at fair value	$53	$62	$—	$115

(1)
Included in cash and cash equivalents on the consolidated balance sheets as of December 31, 2024 and 2023.
(2)
See Note 11, Common Stock Warrants.

There were no changes to the valuation methods utilized on existing financial instruments, and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 for the years ended December 31, 2024 and 2023.

The 2021 Public Warrants (as defined in Note 11 below) are classified as Level 1 due to the use of an observable market quote in an active market. The 2021 PIPE Warrants (as defined in Note 11 below) are classified as Level 2 due to the use of observable market data for identical or similar liabilities. The fair value of each 2021 PIPE Warrant is determined to be consistent with that of a 2021 Public Warrant because the 2021 PIPE Warrants are also subject to the make-whole redemption feature, which allows the Company to redeem both types of warrants on similar terms.

The 2024 Pre-Funded Warrants (as defined in Note 11 below) are classified as Level 2 due to the use of observable market data for similar instruments. The fair value of the 2024 Pre-Funded Warrants is determined to be consistent with the fair value of the Company’s common stock due to the nominal exercise price. The 2024 PIPE Warrants (as defined in Note 11 below) are classified as Level 3 because the fair value was measured based on significant inputs that are unobservable in the market. The 2024 PIPE Warrants were initially recorded at fair value and subsequently remeasured at each reporting period using the Black-Scholes option-pricing model. The significant unobservable inputs used in the fair value measurement of the warrants include the timing and probability of achieving the milestones and the expected volatility. The expected volatility was implied from a peer analysis. The expected term was estimated based on the timing of when the milestone is expected to be achieved, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected term. The dividend rate is based on the historical rate, which the Company anticipated remaining at zero.

The fair value of the 2024 PIPE Warrants may change significantly as additional data is obtained, impacting the Company’s assumptions to estimate the fair value of the liabilities. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods. Particularly, in March 2025, the Company announced its discontinuation of the development of SZN-043 in severe alcohol associated hepatitis. Additionally, in connection with the Company’s private placement in March 2025, both the exercise prices

SURROZEN, INC.

Notes to the Consolidated Financial Statements

of the Company’s outstanding Series A and Series B common stock warrants were reduced to $11.54 per share, except that the exercise prices per warrant for such warrants held by members of management were reduced to $12.45 per share. In addition, the Company’s outstanding Series C and Series D common stock warrants were cancelled and no further obligations or rights exist with respect to the Series C and Series D common stock warrants. Please see Note 17 for information regarding the private placement in March 2025.

The key inputs into the fair value measurement of the 2024 PIPE Warrants were as follows at the initial measurement and December 31, 2024:

	December 31,	April 4,
	2024	2024
Expected term (in years)	0.5 - 4.3	0.8 - 5.0
Expected volatility	100%	100%
Risk-free interest rate	4.3% - 4.4%	4.4% - 5.2%
Dividend yield	—	—

2024 PIPE Warrants
Balance, December 31, 2023	$—
Issuance in the Private Placement	37,494
Change in fair value upon remeasurement(1)	17,698
Balance, December 31, 2024	$55,192

(1) Included in other (expense) income, net on the consolidated statement of operations.

Assets that are Measured at Fair Value on a Nonrecurring Basis

Equity investment

The Company received a warrant pursuant to a strategic research collaboration as discussed in Note 10. To determine the value of the warrant at contract inception, the Company utilized the Option Pricing Method, or OPM, based analysis, primarily the OPM backsolve methodology. Within the OPM framework, the backsolve method, for inferring the total equity value implied by a recent financing transaction, involves the construction of an allocation model that takes into account the Company’s capital structure and the rights, preferences and privileges of each class of stock, then assumes reasonable inputs for the other OPM variables. The fair value of the warrant at contract inception was determined to be $2.6 million on October 31, 2024. The key assumptions used in the OPM included a probability of contract in effect, an expected holding period of five years, an estimated volatility of 102%, a risk free interest rate of 4.11% and zero dividend yield. These represent a Level 3 nonrecurring fair value measurement.

As the warrant asset does not have a readily determinable fair value, the Company elected to use a measurement alternative for all subsequent measurements. Under such measurement alternative, the warrant is remeasured at fair value when observable transactions involving the underlying security or impairment of the warrant asset occurred. The Company is not aware of any events or changes in circumstances that would have a significant effect on the fair value of the warrant as of December 31, 2024.

Long-lived assets

The Company’s long-lived assets such as property and equipment and operating lease right-of-use assets, are adjusted to fair value on a nonrecurring basis when an impairment has occurred. As of December 31, 2023, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. As a result of the sustained decline in the Company’s stock price, the Company determined an impairment indicator was present. The Company determined all of its long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. The implied allocated impairment loss to any individual asset within the long-lived asset group shall not reduce the carrying amount of that asset below its fair value.

To determine the fair value of the individual assets within the asset group, the Company utilized the discounted cash flow method of the income approach based on market participant assumptions with Level 3 inputs. These represent a Level 3 nonrecurring fair value

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of its long-lived assets for the year ended December 31, 2024.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development expenses	$686	$1,751
Prepaid insurance	469	606
Other	671	580
Prepaid expenses and other current assets	$1,826	$2,937

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$1,116	$1,116
Lab equipment	6,777	7,703
Furniture and office equipment	316	316
Computer equipment and software	200	202
Total property and equipment	8,409	9,337
Less: accumulated depreciation and amortization	(7,847)	(7,368)
Property and equipment, net	$562	$1,969

Depreciation expenses for the years ended December 31, 2024 and 2023 was $1.4 million and $1.9 million, respectively. For the year ended December 31, 2023, the Company recorded an asset impairment charge of $0.1 million on its leasehold improvements. Refer to Note 3, Fair Value Measurement for more information.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll and related expenses	$2,929	$2,508
Accrued research and development expenses	1,904	1,261
Accrued professional service fees	156	65
Other	191	292
Accrued and other liabilities	$5,180	$4,126

Note 5. Leases

In August 2016, the Company entered into a lease agreement for office and lab space, which consists of approximately 32,813 square feet of rental space in South San Francisco, California. The office space lease is classified as an operating lease. The initial lease term commenced in May 2017 and ends in April 2025, with rent payments escalating each year. In October 2024, the Company amended its

SURROZEN, INC.

Notes to the Consolidated Financial Statements

existing lease agreement to extend the lease term from April 2025 to April 2029. The Company has an option to extend the lease for an additional four-year period and a one-time option to early terminate the lease effective as of April 30, 2026, subject to a termination fee of $0.4 million. The future exercise of either option is not reasonably certain. The total future lease payments under the amendment are approximately $9.8 million.

In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.4 million, which is recorded as restricted cash in the consolidated balance sheets.

The operating lease expense for the years ended December 31, 2024 and 2023 was $1.8 million and $1.6 million, respectively. For the year ended December 31, 2023, the Company recorded an asset impairment charge of $0.1 million on its right-of-use assets. Refer to Note 3, Fair Value Measurement for more information.

Aggregate future minimum rental payments under the operating leases as of December 31, 2024, were as follows (in thousands):

Year ending December 31, 2025	$2,440
Year ending December 31, 2026	1,797
Year ending December 31, 2027	2,461
Year ending December 31, 2028	2,547
Year ending December 31, 2029	857
Total lease payments	10,102
Less: Imputed interest	(1,633)
Operating lease liabilities	$8,469

The following represents supplemental information related to the Company’s operating leases:

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,670	$2,596
Weighted-average remaining lease term (in years)	4.33	1.33
Weighted-average discount rate	8.25%	8.48%

Note 6. Collaboration and License Agreements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, the Company executed the CLA with BI to research, develop and commercialize Frizzled 4, or Fzd4, bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413. The Company and BI are conducting partnership research focused on SZN-413 during a 1.5-year period. The Company granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under the applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. Unless terminated earlier, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of BI's royalty obligations. BI has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach.

Under the terms of the CLA, BI agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Company received $10.5 million of the upfront payment from BI in November 2022. The associated withholding tax of $2.0 million is expected to be refunded to the Company in 2025 and recognized as accounts receivable. In September 2024, a milestone was achieved as BI decided to move forward with the development of SZN-413, and the Company received a $10.0 million non-refundable and non-creditable payment from BI pursuant to the terms of the CLA. The milestone payment of $10.0 million was recognized as collaboration and license revenue for the year ended December 31, 2024.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

Note 7. License Agreements

Stanford License Agreements

In March 2016, the Company entered into a license agreement with Stanford University, or the Stanford Agreement, which was amended in July 2016, October 2016 and January 2021, pursuant to which the Company obtained from Stanford a worldwide, exclusive, sublicensable license under certain patents, rights, or licensed patents and technology related to its engineered Wnt surrogate molecules to make, use, import, offer to sell and sell products that are claimed by the licensed patents or that use or incorporate such technology, or licensed products, for the treatment, diagnosis and prevention of human and veterinary diseases. The Company agreed to pay Stanford (i) nominal annual license maintenance fees which are creditable against earned royalties owed to Stanford for the same year, (ii) an aggregate of up to $0.9 million for the achievement of specified development and regulatory milestones, and (iii) an aggregate of up to $5.0 million for achievement of specified sales milestones. Stanford is also entitled to receive royalties from the Company equal to a very low single digit percentage of the Company’s and its sublicensees’ net sales of licensed products that are covered by a valid claim of a licensed patent. Additionally, the Company agreed to pay Stanford a sub-teen double digit percentage of certain consideration the Company receives as a result of granting sublicenses to the licensed patents. However, the Company and Stanford may be able to negotiate a lower non-royalty sublicense percentage based on then-current value of the licensed patents for each sublicense product. If the Company is acquired, it agreed to pay a one-time change of control fee in the low six figures. Stanford retains the right under the Stanford Agreement, on behalf of itself, Stanford Hospital and Clinics, the University of Washington and all other non-profit research institutions, to practice the licensed patents and technology for any non-profit purpose. The licensed patents and technology are additionally subject to a non-exclusive, irrevocable, worldwide license held by the Howard Hughes Medical Institute to practice the licensed patents and technology for its research purposes, but with no right to assign or sublicense.

For the years ended December 31, 2024 and 2023, the Company incurred research and development expenses of approximately $0.1 million, respectively, under the Stanford Agreement. No milestones have been achieved as of December 31, 2024.

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

In July 2023, the Company implemented a restructuring plan approved by the board of directors to further reduce its overall workforce by approximately 38% to better align its workforce with the business needs and focus more of its capital resources on its clinical stage programs. The Company completed the workforce reduction in 2023 and incurred one-time restructuring charges, including employee severance and other termination benefits, of approximately $1.5 million recognized ratably over the requisite service period from July 2023 through March 2024.

The outstanding restructuring liabilities are included in accrued and other liabilities on the consolidated balance sheet. The following table summarizes activity during the years ended December 31, 2024 and 2023 (in thousands):

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Employee Severance and Other Benefits
Balance, December 31, 2022	$—
Restructuring charges	2,752
Cash payments	(2,678)
Balance, December 31, 2023	74
Cash payments	(44)
Personnel adjustments	(30)
Balance, December 31, 2024	$—

Note 9. Stockholders’ Equity

2024 Private Placement

In April 2024, the Company entered into a securities purchase agreement with certain institutional investors, or the Investors, and certain members of management whereby the Company issued and sold in a private placement, or the Private Placement: (i) 1.1 million shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11.1 million shares of common stock for aggregate gross proceeds of approximately $17.5 million. The purchase price of common stock and pre-funded warrants to the Investors was $15.50 per share and $15.4999 per share, respectively. The pre-funded warrants and warrants were issued with an initial fair value of $37.9 million, which was greater than the aggregate gross proceeds in the private placement. The excess of $20.4 million was recorded as loss on issuance of common stock, pre-funded warrants and warrants on the consolidated statements of operations and comprehensive loss. The Company incurred transaction costs of $1.5 million, consisting of placement agent fees and other expenses, all of which were allocated to the warrant liabilities associated with the pre-funded warrants and warrants issued, and recognized the allocated transaction costs as other expenses when incurred. See Note 11 for more information regarding the warrants issued and sold to the Investors in the Private Placement and Note 10 for more information regarding the shares of the Company’s common stock and the warrants issued and sold to management in the Private Placement.

Note 10. Related Party Transactions

Research Collaboration Agreement with TCGFB, Inc.

In October 2024, the Company entered into a strategic research collaboration with a privately-held company, TCGFB, Inc., or TCGFB, to discover antibody therapeutics targeting transforming growth factor beta, or TGF-β, for the potential treatment of patients with idiopathic pulmonary fibrosis, or TCGFB Collaboration. TCGFB will own all TGF-β product related intellectual property. Under the terms of the agreement, the Company provides antibody discovery services for a period of up to two years and delivers a non-exclusive license as necessary for continued research. TCGFB may terminate this agreement at any time upon prior written notice. Upon termination, TCGFB shall pay to the Company all sums owed for services completed up to the effective termination date. In exchange for the Company’s research services, TCGFB pays a fixed monthly service fee up to $6.0 million in the aggregate, plus any third-party costs, and issued the Company a warrant exercisable for up to 3.4 million shares of TCGFB common stock at an exercise price of $0.0001 per share. 2.4 million shares of the warrant vest monthly over 2 years, 0.5 million shares vest on the 18-month anniversary, and 0.5 million shares vest on the 24-month anniversary. TCGFB was founded and is controlled by entities affiliated with The Column Group. The agreement constitutes a related party transaction because entities affiliated with The Column Group hold more than 5% of the Company’s common stock and Dr. Kutzkey, a member of the Company’s board of directors, serves as Managing Partner of The Column Group.

While TCGFB is not a customer and the service being provided is consistent with the Company's ordinary activities, the Company determined that the TCGFB Collaboration is in the scope of ASC 606 by analogy. The Company evaluated the promised goods and services and determined that the service to TCGFB and the potential grant of the non-exclusive license represented one combined performance obligation for discovery antibody therapeutics targeting TGF-β. The transaction price was determined to be the fixed monthly service fee plus variable consideration related to the warrant. Revenue is recognized over time for the combined performance obligation using the input method.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

The warrant received does not meet the definition of a derivative and account for as an equity investment under ASC 321. Please refer to Note 3 for the fair value measurement of the warrant. The warrant is recognized as warrant asset once the vesting restrictions are lifted.

During the year ended December 31, 2024, the Company recognized $0.7 million as research service revenue – related party for the services rendered, consisting of the fixed cash consideration of $0.5 million as accounts receivable – related party and the variable noncash consideration of $0.2 million as warrant asset on the consolidated balance sheet.

2024 Private Placement

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

The terms of the 2024 PIPE Warrants held by management are the same as those held by the Investors. See Note 11 for the terms of the 2024 PIPE Warrants.

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of the Company’s office and laboratory space. The sublease term is on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. During the year ended December 31, 2024, the Company recognized sublease income of $0.4 million as reductions to operating expenses. Tim Kutzkey, Ph.D., a member of the Company’s board of directors, serves as the chairman of the board of directors of Nura Bio. Dr. Kutzkey also serves as Managing Partner of The Column Group, LLC, which is the general partner of certain limited partnerships which are significant stockholders of Nura Bio. The Column Group holds more than 5% of the Company’s common stock. Therefore, the agreement constitutes a related party transaction.

Note 11. Common Stock Warrants

The following table sets forth the common stock warrants outstanding as of December 31, 2024 and 2023 (in thousands, except exercise price per warrant):

		Exercise Price per Share —	Exercise Price per Share —	December 31,
Type	Classification	Investor	Management	2024	2023
2021 Public Warrants	Liability	$172.50	N/A	5,117	2,733
2021 PIPE Warrants	Liability	172.50	N/A	790	3,174
2024 Pre-Funded Warrants	Liability	0.0001	N/A	40	—
2024 PIPE Warrants – Series A	Liability	15.50	$16.96	1,132	—
2024 PIPE Warrants – Series B	Liability	14.25	15.71	1,231	—
2024 PIPE Warrants – Series C	Liability	16.00	16.00	4,386	—
2024 PIPE Warrants – Series D	Liability	16.00	16.00	4,386	—
Total				17,082	5,907

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

In connection with the private placement in March 2025, both the exercise prices of the Company’s outstanding Series A and Series B common stock warrants were reduced to $11.54 per share, except that the exercise prices per warrant for such warrants held by members of management were reduced to $12.45 per share, and the Company’s outstanding Series C and Series D common stock warrants were cancelled. Please see Note 17 for information regarding the private placement in March 2025.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

2021 PIPE Warrants

At December 31, 2024, the Company’s warrants that were issued in connection with a private placement occurring in 2021, or the 2021 PIPE Warrants, are the same in all respects as the 2021 Public Warrants. On March 31, 2023, the Company entered into an amended and restated warrant agreement with Continental Stock Transfer & Trust Company as warrant agent, or the PIPE Warrant Agreement. The 2021 PIPE Warrants may be converted into Public Warrants on transfer pursuant to the terms of the PIPE Warrant Agreement. As of December 31, 2024, 2.4 million 2021 PIPE Warrants had been converted into 2021 Public Warrants.

Classification

In no event will the Company be required to net cash settle outstanding warrants. The holders of all of the Company’s warrants do not have the rights or privileges of common stockholders and any voting rights until they exercise warrants and receive common stock. All of the Company’s outstanding warrants are classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other (expense) income, net within the consolidated statements of operations and comprehensive loss. See Note 3 for discussion of warrant valuations.

Note 12. Stock-Based Compensation Plans

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options and restricted stock awards, or RSAs, under the 2021 Plan generally vest over four years. Restricted stock units, or RSUs, granted under the 2021 Plan generally vest in two years. As of December 31, 2024, there were 0.1 million shares of common stock available for issuance under the 2021 Plan.

The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of December 31, 2024, there were approximately 20,000 shares of common stock available for issuance under the ESPP.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2023	311	$27.70	7.99
Granted	258	9.64
Exercised	(4)	9.20
Forfeited	(19)	18.76
Expired	(10)	29.16
Outstanding – December 31, 2024	536	19.45	8.00	$1,514
Exercisable – December 31, 2024	262	25.33	7.01	487

SURROZEN, INC.

Notes to the Consolidated Financial Statements

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at December 31, 2024.

The intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was de minimis in both periods.

During the years ended December 31, 2024 and 2023, the Company granted options with a weighted-average grant-date fair value of $7.45 per share and $9.47 per share, respectively.

Fair Value of Options

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	6.00	5.85
Expected volatility	91.59%	85.86%
Risk-free rate	4.63%	3.89%
Dividend yield	—	—

Restricted Stock Units

The following table summarizes the Company’s RSUs activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2023	90	$7.73
Granted	40	9.17
Vested	(88)	7.73
Canceled	(4)	8.43
RSUs, unvested at December 31, 2024	38	9.16

The fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $0.7 million and zero, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$1,165	$1,272
General and administrative	2,949	3,100
Total stock-based compensation expense	$4,114	$4,372

As of December 31, 2024, there was approximately $3.4 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.04 years.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Note 13. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2024 and 2023. The Company has incurred net operating losses for all the periods presented. The Company accounts for income taxes in accordance with the asset and liability method, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is not likely to be realized and, accordingly, has provided a full valuation allowance.

Significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$34,048	$36,398
Section 174 capitalized expense	13,411	12,047
Research and development credits	2,250	4,000
Lease liabilities	1,823	664
Accrual and reserves	599	471
Employee retention credits	—	64
Stock-based compensation	312	322
Capitalized intangible costs	713	160
Fixed assets	449	279
Other	6	6
Gross deferred tax assets	53,611	54,411
Less: valuation allowance	(51,896)	(53,962)
Deferred tax assets, net of valuation allowance	1,715	449
Deferred tax liabilities:
Right-of-use assets	(1,690)	(397)
Other	(25)	(52)
Gross deferred tax liabilities	(1,715)	(449)
Total net deferred tax assets	$—	$—

The net valuation allowance decreased by $2.1 million and increased by $8.6 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had net operating loss, or NOL, carryforwards of approximately $160.5 million and $5.0 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. NOL carryforwards generated after 2018 for federal tax reporting purposes of $156.8 million have an indefinite carryforward period. The remaining federal and state net operating loss carryforwards begin expiring in 2036.

As of December 31, 2024, the Company had research and development credit carryforwards of approximately zero and $3.8 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The state credits carry forward indefinitely.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be limited and may expire unutilized. Such impairment of tax losses and tax credits would reduce the deferred tax asset and corresponding valuation allowance, as a result of the limitation. The Company completed an assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change in September 2020 and April 2024. As a result of the annual limitations caused by the ownership change, it was estimated the approximately $2.6 million of federal tax credit, $8.8 million

SURROZEN, INC.

Notes to the Consolidated Financial Statements

of federal NOL and $76.5 million of California NOL will expire unrealized for income tax purposes, and such amounts are excluded from the carryforward balances as of December 31, 2024.

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

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of the year	$1,725	$1,628
Additions based on tax positions of prior years	—	97
Deductions for tax positions of prior years	(800)	—
Balance at end of the year	$925	$1,725

The Company files income tax returns in the U.S. federal and California tax jurisdictions. As of the date these financial statements were issued, the Company is not under examination by any income tax authority. The federal and state income tax returns from December 31, 2016 to December 31, 2024 remain subject to examination.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2024	2023
Statutory rate	21.00%	21.00%
State tax	(4.33)	—
Tax credits	—	0.64
Stock-based compensation	(1.07)	(1.74)
Change in valuation allowance	3.24	(19.95)
Gain on warrant liabilities	(13.10)	0.10
382 ownership change	(5.66)	—
Other	(0.08)	(0.05)
Total	0.00%	0.00%

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

Note 15. 401(k) Plan

The Company adopted a 401(k) retirement savings plan, or the 401(k) Plan for all eligible employees. Each participant may contribute pre- or post-tax compensation, up to annual statutory limits. The 401(k) Plan also permits the Company to make discretionary and matching contributions, subject to established limits and a vesting schedule. Each year, the Company may, at its sole discretion, make contributions to the plan. For the years ended December 31, 2024 and 2023, the Company’s contributions were $0.1 million in both periods.

Note 16. Segment Reporting

The Company has one reportable segment relating to the research and development of drug candidates to selectively modulate the Wnt pathway for tissue repair and regeneration. The segment derives its revenue from licensing and research collaborations.

The Company’s Chief Executive Officer and the Chief Financial Officer/Chief Operating Officer are together considered the Company's Chief Operating Decision Maker, or CODM, on a consolidated basis. The CODM uses consolidated operating expenses by function to evaluate financial performance, monitor budget versus actual results, and manage the Company’s operations for the purposes of allocating resources and establishing business strategies. The measure of segment assets is not reported as it is not regularly provided or reviewed by the Company’s CODM.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023
Total revenue	$10,655	$—
Less:
Compensation excluding stock-based compensation	(12,720)	(18,096)
Clinical and manufacturing costs	(5,582)	(5,486)
Consultants and third-party services	(3,765)	(4,501)
Rent and facility expenses	(3,965)	(5,072)
Stock-based compensation	(4,114)	(4,372)
Depreciation and amortization	(1,442)	(1,911)
Other (expense) income, including loss on issuance of common stock(1)	(38,026)	2,737
Other segment items(2)	(4,605)	(6,341)
Segment and consolidated net loss	$(63,564)	$(43,042)

(1) Other information not reported to CODM includes loss on issuance of common stock, pre-funded warrants and warrants, interest income, and gain/loss on change in fair value of warrant liabilities, which are reported as other expense (income), net on the consolidated statements of operations and comprehensive loss.

(2) Other segment items primarily consist of lab expenses, professional services and information technology costs.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

For the year ended December 31, 2024, collaboration and license revenue of $10.0 million is attributed to BI, which is domiciled in Germany; research service revenue – related party of $0.7 million was generated in the United States. As of December 31, 2024 and 2023, all long-lived assets of the Company reside in the United States.

Note 17. Subsequent Events

2025 Private Placement

In March 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors to issue and sell an aggregate of 15.1 million units in a two-tranche private placement at a purchase price of $11.60 per share unit and $11.5999 per pre-funded warrant unit, for gross proceeds of approximately $175.0 million to fund multiple ophthalmology programs through initial Phase 1 safety, tolerability and efficacy studies. Each unit consists of one share of common stock, or pre-funded warrant in lieu thereof, and an accompanying one half of a Series E common stock warrant. The purchase price per unit includes $0.0625 for the accompanying one half of a Series E common stock warrant. Each pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately and will not expire until exercised in full. Each Series E common stock warrant has an exercise price of $11.54 per share, is exercisable immediately and expires five years from the date of issuance.

At the closing of the first tranche on March 26, 2025, (i) 5.2 million shares of common stock, (ii) pre-funded warrants to purchase up to 1.4 million shares of common stock, and (iii) Series E common stock warrants to purchase up to 3.3 million shares of common stock were issued and sold for aggregate gross proceeds of approximately $76.4 million, before deducting placement agent fees and other expenses. None of the warrants issued in the private placement have been exercised as of the filing of this Annual Report. In the second tranche of the private placement, which is contingent upon the public announcement of the receipt of clearance from the U.S. Food and Drug Administration on or prior to October 31, 2026 of the Company’s Investigation New Drug Application for SZN-8141, or the second closing milestone, the Company expects to issue a (i) 6.0 million shares of common stock, (ii) pre-funded warrants to purchase up to 2.5 million shares of common stock, and (iii) Series E common stock warrants to purchase up to 4.2 million shares of common stock for aggregate gross proceeds of approximately $98.6 million; provided that the second tranche may not occur prior to September 27, 2026. If the Company terminates its SZN-8141 program prior to October 31, 2026, then it will provide written notice to each purchaser, and each purchaser will have the right, but not the obligation, for 30 calendar days following the receipt of such notice, upon written notice to the Company, to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser has the right, but not the obligation, upon five trading days’ prior written notice to the Company to purchase all (but not a portion) of the units subscribed for by such purchaser in the second closing, referred to as an optional closing. If a purchaser fails to purchase in full its subscribed for units after the achievement of the second closing milestone in the second closing, or previously at the first closing or an optional closing, then the Series E common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable.

In connection with the private placement, both the exercise prices of the Company’s outstanding 2024 Series A and Series B common stock warrants were reduced to $11.54 per share, except that the exercise prices per warrant for such warrants held by members of management were reduced to $12.45 per share, and the Company’s outstanding Series C and Series D common stock warrants were cancelled.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.

Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework (2013 Framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2025 annual meeting of stockholders, or 2025 Proxy Statement, under the sections titled “Proposal No. 1 Election of Directors”, “Executive Officers” and “Corporate Governance.” 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

Information regarding Section 16(a) beneficial reporting compliance, if any, will be set forth under the section titled “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement and is incorporated herein by reference.

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

The information concerning our Audit Committee and Audit Committee financial expert is incorporated by reference herein to the information set forth in the section titled “Corporate Governance – Board Committee – Audit Committee” in our 2025 Proxy Statement.

Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth in the section titled “Corporate Governance - Director Nominations” in the 2025 Proxy Statement.

Information regarding the insider trading policy is incorporated by reference to our 2025 Proxy Statement under the section titled “Corporate Governance – Insider Trading Policy.”

Item 11. Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our 2025 Proxy Statement under the sections titled “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to our 2025 Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our 2025 Proxy Statement under the section titled “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our 2025 Proxy Statement under the sections titled “Certain Transactions with Related Persons” and “Corporate Governance - Director Independence.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our 2025 Proxy Statement under the section titled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

(3)
Exhibits:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Business Combination Agreement, dated as of April 15, 2021, by and among CHFW, Perseverance Merger Sub Inc., and Surrozen, Inc.	8-K	001-39635	2.1	4/15/2021
3.1	Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	8/17/2021
3.2	Amended and Restated Bylaws of Surrozen, Inc.	8-K	001-39635	3.1	10/13/2023
3.3	Certificate of Amendment to Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	12/13/2023
4.1	Specimen Warrant Certificate	S-1/A	001-39635	4.3	10/13/2020
4.2	Amended and Restated Warrant Agreement, dated as of March 31, 2023, between Surrozen, Inc. and Continental Stock Transfer & Trust Company	10-K	001-39635	4.6	3/31/2023
4.3	Description of Securities					X
10.1	Investors' Rights Agreement, dated as of August 11, 2021, by and among Surrozen, Inc., Consonance Life Sciences, and certain other investors	8-K	001-39635	10.5	8/17/2021
10.2+	Surrozen, Inc. 2021 Equity Incentive Plan	10-K	001-39635	10.2	4/10/2024
10.3+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under 2021 Equity Incentive Plan	10-K	001-39635	10.3	4/10/2024
10.4+	Form of RSU Grant Package under 2021 Equity Incentive Plan	10-Q	001-39635	10.1	11/08/2023
10.5+	Surrozen, Inc. 2021 Employee Stock Purchase Plan	10-K	001-39635	10.5	4/10/2024
10.6	Form of Indemnification Agreement	8-K	001-39635	10.8	8/17/2021
10.7††	Exclusive (Equity) Agreement, dated as of March 23, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.13	6/24/2021
10.8††	Amendment No. 1 the Exclusive (Equity) Agreement, dated as of July 5, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.14	6/24/2021
10.9††	Amendment No. 2 to the Exclusive (Equity) Agreement, dated as of October 7, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.15	6/24/2021
10.10††	Amendment No. 3 to the Exclusive (Equity) Agreement, dated as of January 19, 2021, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.16	6/24/2021
10.11	Lease Agreement, dated as of August 4, 2016, by and between HCP Oyster Point III LLC and Surrozen, Inc	10-K	001-39635	10.20	3/28/2022
10.12	Collaboration and License Agreement, dated as of September 30, 2022, by and between Boehringer Ingelheim International GmbH and Surrozen Operating, Inc.	10-Q	001-39635	10.1	11/14/2022
10.13	Sales Agreement, dated as of December 9, 2022, by and between the Company and Guggenheim Securities, LLC	S-3	333-268745	1.2	12/9/2022
10.14††	Side Agreement No. 2, relating to the exclusive agreement between Surrozen Operating, Inc. and the Board of Trustees of the Leland Stanford Junior University, dated March 23, 2016, as amended	10-Q	001-39635	10.2	5/10/2023
10.15	First Amendment to Lease, by and between Surrozen Operating, Inc. and HCP Oyster Point III LLC, dated October 1, 2024.	8-K	001-39635	10.1	10/1/2024
10.16	Sublease Agreement, dated as of April 19, 2024, by and between Surrozen, Inc. and Nura Bio, Inc.	10-Q	001-39635	10.1	5/8/2024

10.17	Form of Securities Purchase Agreement, dated April 1, 2024, by and among Surrozen, Inc. and each of the several purchasers signatory thereto.	8-K	001-39635	10.1	4/2/2024
10.18	Form of Pre-Funded Warrant (April 2024)	8-K	001-39635	10.2	4/2/2024
10.19	Form of Series A Common Warrant	8-K	001-39635	10.3	4/2/2024
10.20	Form of Series B Common Warrant	8-K	001-39635	10.4	4/2/2024
10.21	Form of Series C Common Warrant	8-K	001-39635	10.5	4/2/2024
10.22	Form of Series D Common Warrant	8-K	001-39635	10.6	4/2/2024
10.23	Form of Registration Rights Agreement, dated April 1, 2024, by and among Surrozen, Inc. and each of the several purchasers signatory thereto.	8-K	001-39635	10.7	4/2/2024
10.24	Form of Securities Purchase Agreement, dated March 24, 2025, by and among Surrozen, Inc. and each of the several purchasers signatory thereto.	8-K	001-39635	10.1	3/28/2025
10.25	Form of Pre-Funded Warrant (March 2025).	8-K	001-39635	10.2	3/28/2025
10.26	Form of Series E Common Warrant.	8-K	001-39635	10.3	3/28/2025
10.27	Form of Registration Rights Agreement, dated March 24, 2025, by and among Surrozen, Inc. and each of the several Purchasers signatory thereto.	8-K	001-39635	10.4	3/28/2025
10.28††	Collaboration Agreement, dated as of October 31, 2024, by and between Surrozen Inc. and TCGFB, Inc.					X
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries	10-K	001-39635	21.1	3/31/2023
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy	10-K	001-39635	97.1	4/10/2024
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SURROZEN, INC.

Date: March 31, 2025	By:	/s/ Craig Parker
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

Name	Title	Date

/s/ Craig Parker	President and Chief Executive Officer and Director	March 31, 2025
Craig Parker	(Principal Executive Officer)

/s/ Charles Williams	Chief Financial Officer and Chief Operating Officer	March 31, 2025
Charles Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ David J. Woodhouse, Ph.D.	Chair of the Board of Directors	March 31, 2025
David J. Woodhouse, Ph.D.

/s/ Anna Berkenblit, M.D.	Director	March 31, 2025
Anna Berkenblit, M.D.

/s/ Christopher Chai	Director	March 31, 2025
Christopher Chai

/s/ Eric Bjerkholt	Director	March 31, 2025
Eric Bjerkholt

/s/ Mace Rothenberg, M.D.	Director	March 31, 2025
Mace Rothenberg, M.D.

/s/ Mary Haak-Frendscho, Ph.D.	Director	March 31, 2025
Mary Haak-Frendscho, Ph.D.

/s/ Shao-Lee Lin, M.D., Ph.D.	Director	March 31, 2025
Shao-Lee Lin, M.D., Ph.D.

/s/ Tim Kutzkey, Ph.D.	Director	March 31, 2025
Tim Kutzkey, Ph.D.