Form 10-Q
period 2025-03-31
Surrozen, Inc./DE
filed 2025-05-09
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there were 8,562,584 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, or the Quarterly Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

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
•
the effects of macroeconomic conditions, including tariffs, volatile market conditions, and global events and the actions of U.S. and foreign governments to respond to these events;
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,645	$34,565
Accounts receivable	2,130	2,039
Accounts receivable – related party	502	502
Prepaid expenses and other current assets	1,734	1,826
Total current assets	106,011	38,932

Property and equipment, net	295	562
Operating lease right-of-use assets	7,350	7,801
Restricted cash	688	688
Warrant asset	384	153
Other assets	101	331
Total assets	$114,829	$48,467

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$302	$306
Accrued and other liabilities	9,090	5,180
Lease liabilities, current portion	1,190	1,829
Total current liabilities	10,582	7,315

Lease liabilities, noncurrent portion	6,778	6,640
Tranche liability	42,423	—
Warrant liabilities	49,372	55,892
Total liabilities	109,155	69,847

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of March 31, 2025 and December 31, 2024; 8,495 and 3,262 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	—
Additional paid-in-capital	317,902	263,879
Accumulated deficit	(312,229)	(285,259)
Total stockholders’ equity (deficit)	5,674	(21,380)
Total liabilities and stockholders’ equity (deficit)	$114,829	$48,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Research service revenue – related party	$983	$—
Operating expenses:
Research and development	6,558	5,247
General and administrative	3,976	3,883
Total operating expenses	10,534	9,130
Loss from operations	(9,551)	(9,130)
Interest income	296	385
Loss on amendment and cancellation of warrants	(2,073)	—
Loss on execution of the 2025 PIPE	(71,084)	—
Gain on change in fair value of tranche liability	16,340	—
Gain on settlement of tranche liability	1,117	—
Other income (expense), net (Note 3)	37,985	(85)
Net loss	$(26,970)	$(8,830)

Net loss per share attributable to common stockholders, basic and diluted	$(7.43)	$(4.24)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,628	2,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	3,262	$—	$263,879	$(285,259)	$(21,380)
Issuance of common stock in the 2025 PIPE	5,213	1	53,189	—	53,190
Vesting of restricted stock units	20	—	—	—	—
Stock-based compensation expense	—	—	834	—	834
Net loss	—	—	—	(26,970)	(26,970)
Balance at March 31, 2025	8,495	$1	$317,902	$(312,229)	$5,674

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	2,063	$—	$259,630	$(221,695)	$37,935
Vesting of restricted stock units	44	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	1
Stock-based compensation expense	—	—	1,030	—	1,030
Net loss	—	—	—	(8,830)	(8,830)
Balance at March 31, 2024	2,107	$—	$260,661	$(230,525)	$30,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(26,970)	$(8,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	294	392
Stock-based compensation	834	1,030
Non-cash operating lease expense	451	357
Loss on amendment and cancellation of warrants	2,073	—
Loss on execution of the 2025 PIPE	71,084	—
Transaction costs allocated to pre-funded warrants and warrants issued in connection with the 2025 PIPE	2,734	—
Change in fair value of tranche liability	(16,340)	—
Change in fair value of warrant liabilities	(40,624)	63
Gain on settlement of tranche liability	(1,117)	—
Non-cash consideration received in connection with research service revenue	(231)	—
(Gain) loss on foreign currency remeasurement	(91)	24
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	305	340
Other assets	17	5
Accounts payable	(4)	(394)
Accrued and other liabilities	(1,193)	(1,140)
Operating lease liabilities	(501)	(593)
Net cash used in operating activities	(9,279)	(8,746)
Investing activities:
Purchases of property and equipment	(27)	(7)
Net cash used in investing activities	(27)	(7)
Financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants in the 2025 PIPE, net of transaction costs	76,386	—
Net cash provided by financing activities	76,386	—
Net increase (decrease) in cash, cash equivalents and restricted cash	67,080	(8,753)
Cash, cash equivalents and restricted cash at beginning of period	35,253	36,731
Cash, cash equivalents and restricted cash at end of period	$102,333	$27,978

Supplemental disclosure of noncash investing and financing activities:
Transaction costs allocated to issued shares of common stock included in accrued and other liabilities	$2,369	$—
Deferred financing costs included in accrued and other liabilities	$—	$500
Vesting of early exercises of stock options	$—	$1

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	March 31,
	2025	2024
Cash and cash equivalents	$101,645	$27,290
Restricted cash	688	688
Cash, cash equivalents and restricted cash	$102,333	$27,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business

Organization

Surrozen, Inc., or the Company, is a biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair with a current focus in ophthalmology. The Company, a Delaware corporation, is located in South San Francisco, California and it operates and manages its business in one operating segment. Surrozen Netherlands, B.V. was incorporated in Amsterdam, Netherlands as a wholly-owned subsidiary of the Company.

Liquidity

The Company has incurred operating losses since inception. During the three months ended March 31, 2025 and 2024, the Company incurred a net loss of $27.0 million and a net loss of $8.8 million, respectively. For the three months ended March 31, 2025 and 2024, the Company used $9.3 million and $8.7 million of cash in operations, respectively. As of March 31, 2025, the Company had cash and cash equivalents of $101.6 million and an accumulated deficit of approximately $312.2 million. The Company expects operating expenses to continue to be significant in connection with its ongoing pre-clinical studies and preparation for clinical studies, and anticipates the need to raise additional capital to continue to execute its long-range business plan.

Management believes that the existing cash and cash equivalents are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its unaudited condensed consolidated financial statements. However, if the Company’s cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as determined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or future year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include certain accrued expenses for research and development activities, tranche liability and fair value of warrant liabilities. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

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

Equity Investment

The Company received a warrant pursuant to a strategic research collaboration as discussed in Note 9. As the warrant asset does not have a readily determinable fair value, the Company elected to use a measurement alternative for all subsequent measurements. Under such measurement alternative, the warrant is remeasured at fair value when observable transactions involving the underlying security or impairment of the warrant asset occurred. The Company is not aware of any events or changes in circumstances that would have a significant effect on the fair value of the warrant as of March 31, 2025.

Tranche Liability

The Company executed a private placement on March 24, 2025, or the 2025 PIPE, which includes a right provided to the investors to purchase the Company’s securities in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability within the unaudited condensed consolidated balance sheets. The tranche liability was recorded at its fair value on issuance and is subsequently remeasured at each reporting period with changes in fair value recorded in the unaudited condensed consolidated statements of operations until settlement.

Warrant Liabilities

The Company’s warrants are classified as liabilities and measured at fair value. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred. At the end of each reporting period, any change in fair value during the period is recognized in other income (expense), net within the unaudited condensed consolidated statements of operations. The Company will continue to adjust the warrant liabilities pertaining to the outstanding warrants for changes in the fair value until the earlier of a) the exercise, cancellation or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

	March 31,
	2025	2024
Common stock issuable upon exercise of stock options	923	310
Unvested restricted stock awards	—	3
Unvested restricted stock units	19	44
Common stock issuable upon exercise of warrants	7,463	394
Total	8,405	751

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards update 2024-03, Income Statement Reporting—Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard improves the disclosures about a public business entity’s expenses and requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in expense captions presented on the statement of operations. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard is to be applied either prospectively or retrospectively. The Company is evaluating the impact of adopting this standard on its unaudited consolidated condensed financial statements and related disclosures.

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

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$15,732	$—	$—	$15,732
Total financial assets measured at fair value	$15,732	$—	$—	$15,732

Liabilities:
Tranche liability(2)	$—	$—	$42,423	$42,423
2021 Public Warrants(3)	153	—	—	153
2021 PIPE Warrants(3)	—	24	—	24
2024 Pre-Funded Warrants(3)	—	466	—	466
2024 PIPE Warrants(3)	—	—	12,860	12,860
2025 Pre-Funded Warrants(3)	—	16,009	—	16,009
2025 PIPE Warrants(3)	—	—	19,860	19,860
Total financial liabilities measured at fair value	$153	$16,499	$75,143	$91,795

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$25,495	$—	$—	$25,495
Total financial assets measured at fair value	$25,495	$—	$—	$25,495

Liabilities(3):
2021 Public Warrants	$109	$—	$—	$109
2021 PIPE Warrants	—	17	—	17
2024 Pre-Funded Warrants	—	574	—	574
2024 PIPE Warrants	—	—	55,192	55,192
Total financial liabilities measured at fair value	$109	$591	$55,192	$55,892

(1)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)
Please see Note 8.
(3)
Please see Note 10.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three months ended March 31, 2025.

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

The 2024 Pre-Funded Warrants and 2025 Pre-Funded Warrants (as defined in Note 10 below) are classified as Level 2 due to the use of observable market data for similar instruments. The fair value of all pre-funded warrants is determined to be consistent with the fair value of the Company’s common stock due to the nominal exercise price.

The tranche liability (see note 8), 2024 PIPE Warrants and 2025 PIPE Warrants (as defined in Note 10 below) are classified as Level 3 because the fair value was measured based on significant inputs that are unobservable in the market. They were initially recorded at fair value and subsequently remeasured at each reporting period using the Black-Scholes option-pricing model with the following assumptions: expected term, expected volatility, risk-free interest rate and dividend yield. The significant unobservable inputs used in the fair value measurement of the tranche liability and 2024 PIPE Warrants also include the timing and probability of achieving the milestones. The expected volatility was based on historical volatility of the Company’s stock price with a risk adjustment. The expected term was estimated based on expiration date or the timing of when the milestone is expected to be achieved. The risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected term. The dividend rate is based on the historical rate, which the Company anticipated remaining at zero.

The fair value of the Level 3 liabilities may change significantly as additional data is obtained. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The key inputs into the fair value measurement of the Level 3 liabilities at inception and the end of period were as follows:

	Tranche Liability		2024 PIPE Warrants		2025 PIPE Warrants
	March 31,	March 24,	March 31,	December 31,	March 31,	March 26,
	2025	2025	2025	2024	2025	2025
Expected term (in years)	1.6 - 6.6	1.6 - 6.6	4.0	0.5 - 4.3	5.0	5.0
Expected volatility	55%	55%	55%	100%	55%	55%
Risk-free interest rate	4.0% - 4.1%	4.1% - 4.3%	3.89%	4.3% - 4.4%	4.0%	4.1%
Dividend yield	—	—	—	—	—	—

Warrant Amendment and Cancellation

As defined in Note 10 below, the 2024 PIPE Warrants include Series A, Series B, Series C and Series D common stock warrants. Due to the discontinuation of clinical development of SZN-043 in the first quarter of 2025, the fair value of the Series C and Series D common stock warrant liabilities became zero as they would not be exercisable. Additionally, in connection with the 2025 PIPE, both the exercise prices of the Company’s outstanding Series A and Series B common stock warrants were reduced to $11.54 per share, except that the exercise prices per warrant for such warrants held by members of management were reduced to $12.45 per share, and the Company’s outstanding Series C and Series D common stock warrants were cancelled. The 2024 PIPE Warrants were revalued using the Black-Scholes option pricing model immediately before and after the modification and cancellation using the following assumptions: (a) fair value of common stock of $12.00 per share, (b) expected volatility of 55%, (c) dividend yield of zero, (d) risk-free interest rate of 4.01%, and (e) expected term of 4.0 years. The increase in the fair value of the 2024 PIPE Warrants resulted from the amendment and cancellation of warrants was recorded as a loss of $2.1 million in the unaudited consolidated statements of operations for the three months ended March 31, 2025.

Activity of Level 3 liabilities is summarized in the following table (in thousands):

	Tranche Liability	2024 PIPE Warrants	2025 PIPE Warrants
Balance, December 31, 2024	$—	$55,192	$—
Issuance in a private placement	141,084	—	17,395
Settlement of tranche liability	(82,321)	—	—
Amendment and cancellation of warrants	—	2,073	—
Change in fair value upon remeasurement(1)	(16,340)	(44,405)	2,465
Balance, March 31, 2025	$42,423	$12,860	$19,860

(1) Change in fair value of tranche liability is on the unaudited consolidated statements of operations. Change in fair value of warrant liabilities is included in other income (expense), net on the unaudited consolidated statements of operations.

Note 4. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued payroll and related expenses	$1,676	$2,929
Accrued research and development expenses	1,945	1,904
Accrued professional service fees	113	156
Accrued financing costs	5,103	—
Other	253	191
Accrued and other liabilities	$9,090	$5,180

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

Under the terms of the CLA, BI agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Company received $10.5 million of the upfront payment from BI in November 2022. The associated withholding tax of $2.1 million is expected to be refunded to the Company in 2025 and is recognized as accounts receivable on the unaudited condensed consolidated balance sheets.

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company’s intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be the non-refundable upfront payment at the inception. Variable consideration related to future milestones is fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate to. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Note 6. License Agreements

Stanford License Agreement

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

For the three months ended March 31, 2025 and 2024, the Company incurred de minimis research and development expenses under the Stanford Agreement. No milestones have been achieved as of March 31, 2025.

Note 7. Commitments and Contingencies

Lease Agreement

The Company has an operating lease for its office and laboratory space of approximately 32,813 square feet in South San Francisco, California. The lease term ends in April 2029, with rent payments escalating each year. The Company has an option to extend the lease for an additional four-year period and a one-time option to early terminate the lease effective as of April 30, 2026, subject to a termination fee of $0.4 million. The future exercise of either option is not reasonably certain. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.4 million, which is included in restricted cash within the unaudited condensed consolidated balance sheets.

The operating lease expense for each of the three months ended March 31, 2025 and 2024 was $0.6 million and $0.4 million, respectively.

Aggregate future minimum rental payments under the operating leases as of March 31, 2025, were as follows (in thousands):

Remaining nine months ending December 31, 2025	$1,772
Year ending December 31, 2026	1,797
Year ending December 31, 2027	2,461
Year ending December 31, 2028	2,547
Year ending December 31, 2029	857
Total lease payments	9,434
Less: Imputed interest	(1,466)
Operating lease liabilities	$7,968

Note 8. Stockholders’ Equity

2025 Private Placement

On March 24, 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors to issue and sell an aggregate of 15.1 million units in a two-tranche private placement (the 2025 PIPE) at a purchase price of $11.60 per share unit and $11.5999 per pre-funded warrant unit, for gross proceeds of approximately $175.0 million to fund multiple ophthalmology programs through initial Phase 1 safety, tolerability and efficacy studies. Each unit consists of one share of common stock, or pre-funded warrant in lieu thereof, and an accompanying one half of a Series E common stock warrant. The purchase price per unit includes $0.0625 for the accompanying one half of a Series E common stock warrant. Each pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately and will not expire until exercised in full. Each Series E common stock warrant has an exercise price of $11.54 per share, is exercisable immediately and expires five years from the date of issuance.

At the closing of the first tranche on March 26, 2025, (i) 5.2 million shares of common stock, (ii) pre-funded warrants to purchase up to 1.4 million shares of common stock, and (iii) Series E common stock warrants to purchase up to 3.3 million shares of common stock were issued and sold for aggregate net proceeds of approximately $71.3 million, after deducting placement agent fees and other expenses. In the second tranche of the 2025 PIPE, which is contingent upon the public announcement of the receipt of clearance from the U.S. Food and Drug Administration on or prior to October 31, 2026 of the Company’s Investigation New Drug Application for SZN-8141, the Company expects to issue a (i) 6.0 million shares of common stock, (ii) pre-funded warrants to purchase up to 2.5 million shares of common stock, and (iii) Series E common stock warrants to purchase up to 4.2 million shares of common stock for aggregate gross proceeds of approximately $98.6 million; provided that the second tranche may not occur prior to September 27, 2026. If the Company terminates its SZN-8141 program prior to October 31, 2026, then it will provide written notice to each purchaser, or the Termination Notice, and each purchaser will have the right, but not the obligation to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser has the right, but not the obligation to purchase all (but not a portion) of the units subscribed for by such purchaser in the second tranche, referred to as an optional closing. If a purchaser fails to purchase in full its subscribed for units in the second tranche, then the Series E common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable.

The securities purchase agreement contains a right provided to the investors to purchase units in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability with an initial fair value of $91.5 million and $49.6 million for the first tranche and the second tranche, respectively, at the contract execution date on March 24, 2025. The total tranche liability in excess of proceeds from the first tranche resulted in a loss of $71.1 million upon execution. At the closing of the first tranche on March 26, 2025, a portion of the tranche liability was remeasured and settled in relation to the issuance of common stock, pre-funded warrants and Series E common stock warrants. The difference in the fair value of the tranche liability immediately prior to the settlement and the fair value of the issued units in excess of proceeds resulted in a gain of $1.1 million on settlement of tranche liability. At the end of each reporting period, any change in fair value of the remaining second tranche liability during the period is recognized in the unaudited condensed consolidated statements of operations. Please see Note 3 for discussion of tranche liability valuation.

The pre-funded warrants and Series E common stock warrants issued in the first closing are classified as warrant liabilities with an initial fair value of $14.6 million and $17.4 million, respectively. At the end of each reporting period, any change in fair value of warrant liabilities during the period is recognized in other income (expense), net within the unaudited condensed consolidated statements of operations. Please see Note 3 for discussion of warrant liabilities valuation. The Company incurred transaction costs of $5.1 million, consisting of placement agent fees and other expenses, $2.7 million of which was allocated to warrant liabilities and recognized as other expenses when incurred. The remaining $2.4 million was allocated to the issued shares of common stock and recognized as a reduction in equity. Please see Note 10 for more information regarding the Series E common stock warrants.

2024 Private Placement

In April 2024, the Company entered into a securities purchase agreement with certain institutional investors, and certain members of management whereby the Company issued and sold in a private placement, or the 2024 PIPE, : (i) 1.1 million shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11.1 million shares of common stock for aggregate gross proceeds of approximately $17.5 million. The purchase price of common stock and pre-funded warrants to the investors was $15.50 per share and $15.4999 per share, respectively. The pre-funded warrants and warrants were issued with an initial fair value of $37.9 million, which was greater than the aggregate gross proceeds in the 2024 PIPE. The excess of $20.4 million was recorded as loss on issuance of common stock, pre-funded warrants and warrants on the unaudited consolidated statements of operations. The Company incurred transaction costs of $1.5 million, consisting of placement agent fees and other expenses, all of which were allocated to the warrant liabilities associated with the pre-funded warrants and warrants issued, and recognized the allocated transaction costs as other expenses when incurred. Please see Note 10 for more information regarding the warrants issued and sold to the investors and Note 9 for more information regarding the shares of the Company’s common stock and the warrants issued and sold to management.

Note 9. Related Party Transactions

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

The warrant received does not meet the definition of a derivative and is accounted for as an equity investment under ASC 321. The fair value of the warrant at inception was determined to be $2.6 million in October 2024. The warrant is recognized as warrant asset once the vesting restrictions are lifted. During the three months ended March 31, 2025, the Company recognized $1.0 million as research service revenue – related party for the services rendered, consisting of the fixed cash consideration of $0.8 million and the variable noncash consideration of $0.2 million.

2024 Private Placement

As described in Note 8, the Company entered into a securities purchase agreement with investors and certain members of management in April 2024, whereby the Company issued and sold to members of management 2,948 shares of common stock, at a purchase price of $16.96 per share for aggregate gross proceeds of $0.1 million. The purchase price per share of common stock includes $1.25 for the following 2024 PIPE Warrants:

•
Series A common stock warrants to purchase up to 2,948 shares of common stock with an exercise price of $16.96 per share. The exercise price per share of these warrants was reduced to $12.45 per share in March 2025. Please see Note 3.
•
Series B common stock warrants to purchase up to 3,206 shares of common stock with an exercise price of $15.71 per share. The exercise price per share of these warrants was reduced to $12.45 per share in March 2025. Please see Note 3.

•
Series C common stock warrants to purchase up to 11,424 shares of common stock with an exercise purchase price of $16.00 per share. These warrants were cancelled in March 2025. Please see Note 3.
•
Series D common stock warrants to purchase up to 11,424 shares of common stock with an exercise price of $16.00 per share. These warrants were cancelled in March 2025. Please see Note 3.

The terms of the warrants held by management are the same as those held by the investors, except for the purchase price and exercise price of warrants. Please see Note 10 for the terms of the warrants.

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of the Company’s office and laboratory space. The sublease term is on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. During the three months ended March 31, 2025, the Company recognized sublease income of $0.2 million as reductions to operating expenses. Tim Kutzkey, Ph.D., a member of the Company’s board of directors, serves as the chairman of the board of directors of Nura Bio. Dr. Kutzkey also serves as Managing Partner of The Column Group, LLC, which is the general partner of certain limited partnerships which are significant stockholders of Nura Bio. The Column Group holds more than 5% of the Company’s common stock. Therefore, the agreement constitutes a related party transaction.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding (in thousands):

Type	Classification	March 31, 2025	December 31, 2024
2021 Public Warrants	Liability	5,117	5,117
2021 PIPE Warrants	Liability	791	790
2024 Pre-Funded Warrants	Liability	40	40
2025 Pre-Funded Warrants	Liability	1,373	—
2024 PIPE Warrants – Series A	Liability	1,132	1,132
2024 PIPE Warrants – Series B	Liability	1,231	1,231
2024 PIPE Warrants – Series C	Liability	—	4,386
2024 PIPE Warrants – Series D	Liability	—	4,386
2025 PIPE Warrants – Series E	Liability	3,293	—
Total		12,977	17,082

2025 Pre-Funded Warrants and 2025 PIPE Warrants

As described in Note 8, in March 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors to issue and sell an aggregate of 15.1 million units in the 2025 PIPE. The purchase price per unit includes $0.0625 for the accompanying one half of a Series E common stock warrant. Each pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately and will not expire until exercised in full. Each Series E common stock warrant has an exercise price of $11.54 per share, is exercisable immediately and expires five years from the date of issuance.

At the closing of the first tranche in March 2025, (i) 5.2 million shares of common stock, (ii) pre-funded warrants to purchase up to 1.4 million shares of common stock, or the 2025 Pre-Funded Warrants, and (iii) Series E common stock warrants to purchase up to 3.3 million shares of common stock, or the 2025 PIPE Warrants, were issued and sold. None of the 2025 Pre-Funded Warrants and 2025 PIPE Warrants have been exercised as of March 31, 2025.

2024 Pre-Funded Warrants and 2024 PIPE Warrants

As described in Note 8, in April 2024, the Company entered into a securities purchase agreement with investors and certain members of management whereby the Company issued and sold in the 2024 PIPE: (i) common stock, (ii) pre-funded warrants to purchase common stock, or the 2024 Pre-Funded Warrants, and (iii) warrants to purchase common stock, or the 2024 PIPE Warrants. The purchase price per share of common stock and per Pre-Funded Warrant includes $1.25 for the following accompanying common stock warrants issued to the investors:

•
Series A common stock warrants to purchase up to 1.1 million shares of common stock with an exercise price of $15.50 per share exercisable immediately upon issuance for five years. The exercise price per share of these warrants was reduced to $11.54 per share in March 2025, except that the exercise price per share of common stock for such warrants held by members of management was reduced to $12.45 per share. Please see Note 3.
•
Series B common stock warrants to purchase up to 1.2 million shares of common stock with an exercise price of $14.25 per share exercisable immediately for five years. The exercise price per share of these warrants was reduced to $11.54 per share in March 2025, except that the exercise price per share of common stock for such warrants held by members of management was reduced to $12.45 per share. Please see Note 3.
•
Series C common stock warrants to purchase up to 4.4 million shares of common stock with an exercise price of $16.00 per share. These warrants were cancelled in March 2025. Please see Note 3.
•
Series D common stock warrants to purchase up to 4.4 million shares of common stock with an exercise price of $16.00 per share. These warrants were cancelled in March 2025. Please see Note 3.

None of the 2024 Pre-Funded Warrants and 2024 PIPE Warrants have been exercised as of March 31, 2025.

2021 Public Warrants

Every 15 outstanding public warrants, or 2021 Public Warrants, entitles the holders thereof to receive one share of common stock that may be purchased at a price of $172.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 12, 2026 or upon redemption or liquidation. None of the 2021 Public Warrants have been exercised as of March 31, 2025.

2021 PIPE Warrants

At March 31, 2025, the Company’s warrants that were issued in connection with a private placement occurring in 2021, or the 2021 PIPE Warrants, are the same in all respects as the 2021 Public Warrants. None of the 2021 Public Warrants have been exercised as of March 31, 2025.

Participating Securities

The holders of the 2025 Pre-Funded Warrants, 2025 PIPE Warrants, 2024 Pre-Funded Warrants and the 2024 PIPE Warrants are entitled to receive dividends if the Company declares or makes a dividend to holders of shares of common stock while such warrants are outstanding. However, they do not have a contractual obligation to share in losses. These warrants are considered participating securities and included in computing basic and diluted net loss per share under the two-class method.

Classification

In no event will the Company be required to net cash settle outstanding warrants. The holders of all of the Company’s warrants do not have the rights or privileges of common stockholders and any voting rights until they exercise warrants and receive common stock. All of the Company’s outstanding warrants are classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other income (expense), net within the unaudited condensed consolidated statements of operations. Please see Note 3 for discussion of warrant valuations.

Note 11. Stock-Based Compensation Plans

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. As of March 31, 2025, there were 0.5 million shares of common stock available for issuance under the 2021 Plan. The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. As of March 31, 2025, there were approximately 0.1 million shares of common stock available for issuance under the ESPP.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2024	536	$19.45	8.00
Granted	392	12.07
Forfeited	(1)	13.41
Expired	(4)	32.83
Outstanding – March 31, 2025	923	16.25	8.66	$648
Exercisable – March 31, 2025	300	$23.95	7.16	248

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at March 31, 2025.

During the three months ended March 31, 2025 and 2024, the Company granted options with a weighted-average grant-date fair value of $9.61 per share and $6.00 per share.

No options were exercised during the three months ended March 31, 2025 and 2024.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.02	6.02
Expected volatility	97.03%	89.83%
Risk-free rate	4.47%	4.00%
Dividend yield	—	—

Restricted Stock Units

The following table summarizes the Company’s activity of restricted stock units, or RSUs (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2024	38	$9.16
Vested	(19)	9.16
Cancelled	—	9.25
RSUs, unvested at March 31, 2025	19	9.16

The fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $0.3 million and $0.4 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$266	$298
General and administrative	568	732
Total stock-based compensation expense	$834	$1,030

As of March 31, 2025, there was approximately $6.3 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.97 years.

Note 12. Segment Reporting

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenue	$983	$—
Less:
Compensation excluding stock-based compensation	(3,330)	(3,376)
Development and manufacturing costs	(2,110)	(1,287)
Consultants and third-party services	(1,297)	(820)
Rent and facility expenses	(1,109)	(1,093)
Stock-based compensation	(834)	(1,030)
Depreciation and amortization	(294)	(392)
Other (expense) income, including loss on execution of the 2025 PIPE(1)	(17,420)	301
Other segment items(2)	(1,559)	(1,133)
Segment and consolidated net loss	$(26,970)	$(8,830)

(1) Other information not reported to CODM includes loss on execution of the 2025 PIPE, loss on amendment and cancellation of warrants, interest income, gain/loss on change in fair value of tranche liability, and gain/loss on change in fair value of warrant liabilities, which are reported as other income (expense), net on the unaudited consolidated statements of operations.

(2) Other segment items primarily consist of lab expenses, professional services and information technology costs.

For the three months ended March 31, 2025, research service revenue – related party of $1.0 million was generated in the United States. As of March 31, 2025 and December 31, 2024, all long-lived assets of the Company reside in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2025.

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

Our lead product candidates are multi-specific, antibody-based therapeutics that mimic the roles of naturally occurring Wnt proteins, which are involved in activation of the Wnt pathway. Given Wnt signaling is essential in tissue maintenance and regeneration throughout the body, we have the potential to target a wide variety of severe diseases, including certain diseases that afflict the intestine, liver, retina, cornea, lung, kidney, cochlea, skin, pancreas and central nervous system. In each of these areas, we believe our approach has the potential to change the treatment paradigm for the disease and substantially impact patient outcomes.

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

SZN-8141 for Retinal Diseases

In the third quarter of 2024, we nominated SZN-8141 as a development candidate which combines Frizzled 4, or Fzd4, agonism and Vascular Endothelial Growth Factor, or VEGF, antagonism. SZN-8141 has the potential to provide benefits over treatment with single agents for Diabetic Macular Edema, or DME, and neovascular Age-Related Macular Degeneration, or wet AMD. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF monotherapies. In addition, Fzd4 monotherapy has demonstrated proof of concept in DME in clinical trials. We believe SZN-8141 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8141 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth. We expect to file an Investigational New Drug application and commence clinical studies for SZN-8141 in 2026.

SZN-8143 for Retinal Diseases

In the third quarter of 2024, we nominated SZN-8143 as a development candidate which combines Fzd4 agonism, VEGF antagonism, and interleukin-6, or IL-6, antagonism. SZN-8143 may have benefits over single agents for treatment of DME/wet AMD/uveitic macular edema, or UME. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF monotherapies. In addition, Fzd4 monotherapy has demonstrated proof of concept in these indications in clinical trials for retinal disease. We believe SZN-8143 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8143 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth.

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

The chart below represents a summary of our product candidates:

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred operating losses since inception. During the three months ended March 31, 2025 and 2024, we incurred a net loss of $27.0 million and a net loss of $8.8 million, respectively. As of March 31, 2025, we had an accumulated deficit of $312.2 million and cash and cash equivalents of $101.6 million.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
Research service revenue – related party	$983	$—	$983	100%
Operating expenses:
Research and development	6,558	5,247	1,311	25%
General and administrative	3,976	3,883	93	2%
Total operating expenses	10,534	9,130	1,404	15%
Loss from operations	(9,551)	(9,130)	(421)	5%
Interest income	296	385	(89)	-23%
Loss on amendment and cancellation of warrants	(2,073)	—	(2,073)	100%
Loss on execution of the 2025 PIPE	(71,084)	—	(71,084)	100%
Gain on change in fair value of tranche liability	16,340	—	16,340	100%
Gain on settlement of tranche liability	1,117	—	1,117	100%
Other income (expense), net	37,985	(85)	38,070	*
Net loss	$(26,970)	$(8,830)	$(18,140)	*

* Percentage is not meaningful

Research Service Revenue – Related Party

The increase of $1.0 million in research service revenue – related party for three months ended March 31, 2025, compared to three months ended March 31, 2024, is attributable to the research service performed in 2025 in accordance with the Research Collaboration Agreement with TCGFB, Inc.

Research and Development Expenses

The increase of $1.3 million, or 25%, in research and development expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, is primarily due to a $1.2 million increase in manufacturing costs of drug product for SZN-043 in January 2025 and a $0.4 million increase in consulting fees for our ophthalmology programs, offset by a $0.3 million decrease in clinical expenses as a result of the discontinuation of clinical development of SZN-043.

General and Administrative Expenses

The general and administrative expenses for the three months ended March 31, 2025 are flat compared to the three months ended March 31, 2024.

Interest Income

The interest income for the three months ended March 31, 2025 is flat compared to the three months ended March 31, 2024.

Loss on Amendment and Cancellation of Warrants

The loss on amendment and cancellation of warrants for the three months ended March 31, 2025 was due to the non-cash change in the fair value of warrant liabilities resulted from the amendment of Series A and Series B common stock warrants and cancellation of Series C and Series D common stock warrants in connection with a private placement which was executed in March 2025, or the 2025 PIPE.

Loss on Execution of the 2025 PIPE

The loss on execution of the 2025 PIPE for the three months ended March 31, 2025 reflects the loss recognized upon the execution of the 2025 PIPE as the fair value of tranche liability recognized was greater than the committed proceeds from the first tranche.

Gain on Change in Fair Value of Tranche Liability

The gain on change in fair value of tranche liability for the three months ended March 31, 2025 was attributable to the non-cash change in fair value of tranche liability during the period.

Gain on Settlement of Tranche Liability

The gain on settlement of tranche liability for the three months ended March 31, 2025 was related to the issuance of common stock, pre-funded warrants and Series E common stock warrants in the first closing of the 2025 PIPE. The difference in the fair value of the tranche liability immediately prior to the settlement and the fair value of the issued units in excess of proceeds resulted in a gain of $1.1 million upon settlement.

Other Income (Expense), Net

The increase of $38.1 million in other income (expense), net for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, is primarily attributable to a $40.7 million non-cash change in fair value of warrant liabilities, offset by the transaction costs of $2.7 million allocated to the warrant liabilities in March 2025. Due to the discontinuation of clinical development of SZN-043 in the first quarter of 2025, the fair value of the Series C and Series D common stock warrant liabilities became zero as these warrants would not be exercisable.

Liquidity and Capital Resources

Since inception, we have only generated revenue from licensing and research collaborations. We incurred significant operating losses and negative cash flows from operations. Historically, we have financed our operations primarily through the sales of our equity securities and the payments received under our collaboration and license agreements. We anticipate that we will continue to incur net losses for the foreseeable future because of additional costs and expenses related to our research and development activities, including increased expenses from pipeline advancement and advancement of our product candidates into and through clinical developments and associated regulatory submissions, as well as increased general and administrative expenses as we scale our organization as a public company.

2025 Private Placement

In March 2025, we entered into a securities purchase agreement with certain investors to issue and sell an aggregate of 15,086,236 units in a two-tranche private placement (the 2025 PIPE) at a purchase price of $11.60 per share and $11.5999 per pre-funded warrant, for gross proceeds of approximately $175.0 million to fund multiple ophthalmology programs through initial Phase 1 safety, tolerability and efficacy studies. Each unit consists of one share of common stock, or pre-funded warrant in lieu thereof, and an accompanying one half of a warrant to purchase common stock, or Series E common stock warrant. At the closing of the first tranche of the 2025 PIPE on March 26, 2025, (i) 5,213,415 shares of common stock, (ii) pre-funded warrants to purchase up to 1,373,000 shares of common stock, and (iii) Series E common stock warrants to purchase up to 3,293,207 shares of common stock were issued and sold for aggregate net proceeds of approximately $71.3 million, after deducting placement agent fees and other expenses. None of the warrants issued in the 2025 PIPE have been exercised as of the filing of this Quarterly Report. In the second tranche of the 2025 PIPE, which is contingent upon the public announcement of the receipt of clearance from the U.S. Food and Drug Administration on or prior to October 31, 2026 of our Investigation New Drug Application for SZN-8141, or the Second Closing Milestone, we expect to issue a (i) 6,043,321 shares of common stock, (ii) pre-funded warrants to purchase up to 2,456,500 shares of common stock, and (iii) Series E common stock warrants to purchase up to 4,249,910 shares of common stock; provided that the second tranche may not occur prior to September 27, 2026. If we terminate our SZN-8141 program prior to October 31, 2026, then we will provide written notice to each purchaser, referred to as the Termination Notice, and each purchaser will have the right, but not the obligation, for 30 calendar days following the receipt of such notice, upon written notice to us, to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser has the right, but not the obligation, upon five trading days’ prior written notice to us to purchase all (but not a portion) of the units subscribed for by such purchaser in the second closing, which we refer to as an Optional Closing. If a purchaser fails to purchase in full its subscribed for units after the achievement of the Second Closing Milestone in the second closing, or previously at the first closing or an Optional Closing, then the Series E common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable. Please see Note 8 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE.

Funding Requirements

To date, we have only generated revenue from licensing and research collaborations. We have not generated and do not expect to generate any revenue from sales of our products unless and until we obtain regulatory approval and commercialize one of our product candidates, and we do not know when, or if, that will occur. We will continue to require substantial additional capital to develop our products candidates and fund operations for the foreseeable future. Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to advance our product candidates through clinical development and regulatory approval. In addition, we will continue to incur additional costs associated with operating as a public company.

As of March 31, 2025, we had cash and cash equivalents of $101.6 million and accumulated deficit of $312.2 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the filing date of this Quarterly Report. The Food and Drug Administration clearance of SZN-8141’s IND application would trigger funding of the $98.6 million private placement tranche (2025 PIPE) which is expected to fund operations through efficacy, safety and tolerability studies for SZN-8141 and SZN-8143. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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
•
the achievement of milestones that trigger payments to us and the timing, receipt and amount of royalties and any collaboration and license agreement we may enter in the future;
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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(9,279)	$(8,746)
Net cash used in investing activities	(27)	(7)
Net cash provided by financing activities	76,386	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$67,080	$(8,753)

Cash Used in Operating Activities

Cash used in operating activities of $9.3 million for the three months ended March 31, 2025 was primarily due to the use of funds in our operations, and the resulting a net loss of $27.0 million and a net change of $1.4 million in our net operating assets and liabilities, offset by $19.1 million in non-cash charges. Cash used in operating activities of $8.7 million for the three months ended March 31, 2024 was primarily due to the use of funds in our operations, and the resulting net loss of $8.8 million and a net change of $1.8 million in our net operating assets and liabilities, offset by $1.9 million in non-cash charges.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 and 2024 was related to the purchases of lab equipment.

Cash Provided by Financing Activities

Cash provided by financing activities of $76.4 million for the three months ended March 31, 2025 was the proceeds from the issuance and sale of common stock, pre-funded warrants and warrants in the 2025 PIPE. There were no financing activities for the three months ended March 31, 2024.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2025 have not materially changed since December 31, 2024. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding our contractual obligations and commitments.

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

Recent Accounting Pronouncements

Please see Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent they have been made, of their potential impact on our unaudited condensed consolidated financial statements.

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

Impact of Tariffs

The Trump administration has issued multiple executive orders directing the United States to impose new tariffs on imports from multiple nations. Our contract manufacturing organization is located in the United Kingdom and manufactures our preclinical materials and supplies. We are currently evaluating the potential impact of tariffs on our business. For a further discussion of the potential impact of tariffs on our business please see Part II, Section 1A. Risk Factors – “International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects”.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
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
•
the extent to which prices for supplies and materials increase due to inflationary pressures, tariffs and labor market constraints;
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
•
natural disasters, political and economic instability, wars, terrorism, political unrest, outbreak of disease, boycotts, trade wars, tariffs and other significant events;
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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Our contract manufacturing organization is located in the United Kingdom and manufactures our preclinical materials and supplies. Additionally, several of our suppliers are located outside of the United States. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly report and in our Annual Report for the year ended December 31, 2024.

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

Significant additional capital will be needed in the future to continue our planned operations, including further development of our Wnt therapeutics platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In April 2024 and March 2025, we issued and sold shares of common stock, pre-funded warrants and warrants to purchase common stock in private placements. Please see Notes 9, 10, 11 and 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding the private placements and the terms of the warrants. In addition, outstanding options and warrants may be exercised and restricted stock units may vest resulting in the issuance of additional shares of common stock, which will result in further dilution to our stockholders.

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

As of March 31, 2025, entities affiliated with The Column Group (of which a member of our board of directors, Tim Kutzkey, Ph.D., is a Managing Partner) beneficially owned approximately 21.7% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	8/17/2021
3.2	Amended and Restated Bylaws of Surrozen, Inc.	8-K	001-39635	3.1	10/13/2023
3.3	Certificate of Amendment to Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	12/13/2023
4.1	Specimen Warrant Certificate	S-1/A	001-39635	4.3	10/13/2020
4.2	Amended and Restated Warrant Agreement, dated as of March 31, 2023, between Surrozen, Inc. and Continental Stock Transfer & Trust Company	10-K	001-39635	4.6	3/31/2023
10.1	Form of Securities Purchase Agreement, dated March 24, 2025, by and among Surrozen, Inc. and each of the several Purchasers signatory thereto.	8-K	001-39635	10.1	3/28/2025
10.2	Form of Pre-Funded Warrant (March 2025).	8-K	001-39635	10.2	3/28/2025
10.3	Form of Series E Common Warrant.	8-K	001-39635	10.3	3/28/2025
10.4	Form of Registration Rights Agreement, dated March 24, 2025, by and among Surrozen, Inc. and each of the several Purchasers signatory thereto.	8-K	001-39635	10.4	3/28/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SURROZEN, INC.

Date: May 9, 2025	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)