Form 10-Q
period 2025-06-30
Surrozen, Inc./DE
filed 2025-08-08
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 8,570,355 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, or the Quarterly Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,390	$34,565
Accounts receivable	2,317	2,039
Accounts receivable – related party	252	502
Prepaid expenses and other current assets	1,276	1,826
Total current assets	94,235	38,932

Property and equipment, net	176	562
Operating lease right-of-use assets	6,900	7,801
Restricted cash	688	688
Warrant asset	615	153
Other assets	82	331
Total assets	$102,696	$48,467

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$354	$306
Accrued and other liabilities	4,191	5,180
Lease liabilities, current portion	1,198	1,829
Total current liabilities	5,743	7,315

Lease liabilities, noncurrent portion	6,316	6,640
Tranche liability	10,903	—
Warrant liabilities	32,620	55,892
Total liabilities	55,582	69,847

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of June 30, 2025 and December 31, 2024; 8,570 and 3,262 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	—
Additional paid-in-capital	319,596	263,879
Accumulated deficit	(272,483)	(285,259)
Total stockholders’ equity (deficit)	47,114	(21,380)
Total liabilities and stockholders’ equity	$102,696	$48,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research service revenue – related party	$983	$—	$1,966	$—
Operating expenses:
Research and development	6,042	5,335	12,600	10,582
General and administrative	3,958	3,714	7,934	7,597
Total operating expenses	10,000	9,049	20,534	18,179
Loss from operations	(9,017)	(9,049)	(18,568)	(18,179)
Interest income	1,025	490	1,321	875
Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE	—	(20,397)	—	(20,397)
Loss on amendment and cancellation of warrants	—	—	(2,073)	—
Loss on execution of the 2025 PIPE	—	—	(71,084)	—
Gain on change in fair value of tranche liability	31,520	—	47,860	—
Gain on settlement of tranche liability	—	—	1,117	—
Other income, net (Note 3)	16,218	3,695	54,203	3,610
Net income (loss)	$39,746	$(25,261)	$12,776	$(34,091)

Net income (loss) available to (attributable to) common stockholders, basic and diluted	$21,808	$(25,261)	$5,210	$(34,091)

Net income (loss) per share available to (attributable to) common stockholders, basic and diluted	$2.55	$(7.99)	$0.85	$(13.00)

Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, basic and diluted	8,541	3,162	6,098	2,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	3,262	$—	$263,879	$(285,259)	$(21,380)
Issuance of common stock in the 2025 PIPE	5,213	1	53,189	—	53,190
Vesting of restricted stock units	20	—	—	—	—
Stock-based compensation expense	—	—	834	—	834
Net loss	—	—	—	(26,970)	(26,970)
Balance at March 31, 2025	8,495	1	317,902	(312,229)	5,674
Issuance of common stock under employee stock purchase plan	7	—	61	—	61
Issuance of common stock upon warrant exercise	68	—	677	—	677
Issuance costs for the 2025 PIPE	—	—	(38)	—	(38)
Stock-based compensation expense	—	—	994	—	994
Net income	—	—	—	39,746	39,746
Balance at June 30, 2025	8,570	$1	$319,596	$(272,483)	$47,114

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2023	2,063	$—	$259,630	$(221,695)	$37,935
Vesting of restricted stock units	44	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	1
Stock-based compensation expense	—	—	1,030	—	1,030
Net loss	—	—	—	(8,830)	(8,830)
Balance at March 31, 2024	2,107	—	260,661	(230,525)	30,136
Issuance of common stock in the 2024 PIPE	1,092	—	—	—	—
Issuance of common stock under employee stock purchase plan	7	—	42	—	42
Stock-based compensation expense	—	—	1,145	—	1,145
Net loss	—	—	—	(25,261)	(25,261)
Balance at June 30, 2024	3,206	$—	$261,848	$(255,786)	$6,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$12,776	$(34,091)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	431	778
Stock-based compensation	1,828	2,175
Non-cash operating lease expense	901	714
Loss on amendment and cancellation of warrants	2,073	—
Loss on execution of the 2025 PIPE	71,084	—
Transaction costs allocated to pre-funded warrants and warrants issued in connection with the 2025 PIPE and 2024 PIPE	2,777	1,507
Change in fair value of tranche liability	(47,860)	—
Change in fair value of warrant liabilities	(56,698)	(5,036)
Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE	—	20,397
Gain on settlement of tranche liability	(1,117)	—
Non-cash consideration received in connection with research service revenue	(462)	—
(Gain) loss on foreign currency remeasurement	(278)	40
Changes in operating assets and liabilities:
Accounts receivable – related party	250	—
Prepaid expenses and other current assets	763	1,177
Other assets	36	29
Accounts payable	48	(352)
Accrued and other liabilities	(989)	(482)
Operating lease liabilities	(955)	(1,213)
Net cash used in operating activities	(15,392)	(14,357)
Investing activities:
Purchases of property and equipment	(45)	(7)
Net cash used in investing activities	(45)	(7)
Financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants in the 2025 PIPE and 2024 PIPE, net of transaction costs	71,201	16,044
Proceeds from issuance of common stock under employee stock purchase plan	61	42
Net cash provided by financing activities	71,262	16,086
Net increase in cash, cash equivalents and restricted cash	55,825	1,722
Cash, cash equivalents and restricted cash at beginning of period	35,253	36,731
Cash, cash equivalents and restricted cash at end of period	$91,078	$38,453

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock upon exercise of warrants	$677	$—
Vesting of early exercises of stock options	$—	$1

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	June 30,
	2025	2024
Cash and cash equivalents	$90,390	$37,765
Restricted cash	688	688
Cash, cash equivalents and restricted cash	$91,078	$38,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business

Organization

Surrozen, Inc., or the Company, is a biotechnology company committed to discovering and developing drug candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair with a current focus in ophthalmology. The Company, a Delaware corporation, is located in South San Francisco, California and it operates and manages its business in one operating segment. Surrozen Netherlands, B.V. was incorporated in Amsterdam, Netherlands, as a wholly-owned subsidiary of the Company.

Liquidity

The Company has incurred operating losses since inception. During the three and six months ended June 30, 2025, the Company had net income of $39.7 million and $12.8 million, respectively, including noncash gains of $47.6 million and $104.6 million, respectively, on changes in fair value of tranche liability and warrant liabilities during the period. During the three and six months ended June 30, 2024, the Company incurred a net loss of $25.3 million and $34.1 million, respectively. For the six months ended June 30, 2025 and 2024, the Company used $15.4 million and $14.4 million of cash in operations, respectively. As of June 30, 2025, the Company had cash and cash equivalents of $90.4 million and an accumulated deficit of approximately $272.5 million. The Company expects operating expenses to continue to be significant in connection with its ongoing pre-clinical studies and preparation for clinical studies, and anticipates the need to raise additional capital to continue to execute its long-range business plan.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as determined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or future year.

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

Equity Investment

The Company received a warrant pursuant to a strategic research collaboration as discussed in Note 9. As the warrant asset does not have a readily determinable fair value, the Company elected to use a measurement alternative for all subsequent measurements. Under such measurement alternative, the warrant is remeasured at fair value when observable transactions involving the underlying security or impairment of the warrant asset occur. The Company is not aware of any events or changes in circumstances that would have a significant effect on the fair value of the warrant as of June 30, 2025.

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

Warrant Liabilities

The Company’s warrants are classified as liabilities and measured at fair value. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred. At the end of each reporting period, any change in fair value during the period is recognized in other income, net within the unaudited condensed consolidated statements of operations. The Company will continue to adjust the warrant liabilities pertaining to the outstanding warrants for changes in the fair value until the earlier of a) the exercise, cancellation or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net income (loss) per share is calculated using the more dilutive of the two-class method or treasury method.

The Company computed the basic and diluted net income (loss) per share under the two-class method, which is an allocation of earnings between common stock and participating securities. The outstanding pre-funded warrants and certain warrants are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. The two-class method is not applicable during periods with a net loss as the holders of the participating securities have no contractual obligation to share in losses. The following table includes the computation of basic and diluted net income (loss) per share available to (attributable to) common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$39,746	$(25,261)	$12,776	$(34,091)
Less: Undistributed earnings allocated to participating securities	(17,938)	—	(7,566)	—
Net income (loss) available to (attributable to) common stockholders, basic	21,808	(25,261)	5,210	(34,091)
Add: Undistributed earnings allocated to participating securities	17,938	—	7,566	—
Less: Undistributed earnings reallocated to participating securities	(17,938)	—	(7,566)	—
Net income (loss) available to (attributable to) common stockholders, diluted	$21,808	$(25,261)	$5,210	$(34,091)
Denominator:
Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, basic and diluted	8,541	3,162	6,098	2,622

Net income (loss) per share available to (attributable to) common stockholders, basic and diluted	$2.55	$(7.99)	$0.85	$(13.00)

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net income (loss) per share of common stock as of the periods presented because including them would have been antidilutive (in thousands):

	June 30,
	2025	2024
Common stock issuable upon exercise of stock options	1,220	559
Unvested restricted stock awards	—	2
Unvested restricted stock units	116	84
Common stock issuable upon exercise of warrants	7,395	17,083
Common stock issuable upon settlement of tranche liability in the 2025 PIPE	12,750	—
Total	21,481	17,728

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

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$80,155	$—	$—	$80,155
Total financial assets measured at fair value	$80,155	$—	$—	$80,155

Liabilities:
Tranche liability(2)	$—	$—	$10,903	$10,903
2021 Public Warrants(3)	96	—	—	96
2021 PIPE Warrants(3)	—	11	—	11
2024 Pre-Funded Warrants(3)	—	358	—	358
2024 PIPE Warrants(3)	—	—	7,856	7,856
2025 Pre-Funded Warrants(3)	—	11,667	—	11,667
2025 PIPE Warrants(3)	—	—	12,632	12,632
Total financial liabilities measured at fair value	$96	$12,036	$31,391	$43,523

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$25,495	$—	$—	$25,495
Total financial assets measured at fair value	$25,495	$—	$—	$25,495

Liabilities(3):
2021 Public Warrants	$109	$—	$—	$109
2021 PIPE Warrants	—	17	—	17
2024 Pre-Funded Warrants	—	574	—	574
2024 PIPE Warrants	—	—	55,192	55,192
Total financial liabilities measured at fair value	$109	$591	$55,192	$55,892

(1)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)
See Note 8.
(3)
See Note 10.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three and six months ended June 30, 2025.

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

The tranche liability (see Note 8), 2024 PIPE Warrants and 2025 PIPE Warrants (as defined in Note 10 below) are classified as Level 3 because the fair value was measured based on significant inputs that are unobservable in the market. They were initially recorded at fair value and subsequently remeasured at each reporting period using the Black-Scholes option-pricing model with the following assumptions: expected term, expected volatility, risk-free interest rate and dividend yield. The significant unobservable inputs used in the fair value measurement of the tranche liability at inception and June 30, 2025 and the fair value measurement of the 2024 PIPE Warrants at December 31, 2024 also included the timing and probability of achieving the milestones. The expected volatility was based on historical volatility of the Company’s stock price with a risk adjustment. The expected term was estimated based on expiration date or the timing of when the milestone is expected to be achieved. The risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected term. The dividend rate is based on the historical rate, which the Company anticipated remaining at zero.

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

The key inputs into the fair value measurement of the Level 3 liabilities at inception and the end of period were as follows:

	Tranche Liability		2025 PIPE Warrants		2024 PIPE Warrants
	June 30,	March 24,	June 30,	March 26,	June 30,	December 31,
	2025	2025	2025	2025	2025	2024
Expected term (in years)	1.3 - 6.3	1.6 - 6.6	4.7	5.0	3.8	0.5 - 4.3
Expected volatility	55%	55%	55%	55%	55%	100%
Risk-free interest rate	3.8% - 3.9%	4.1% - 4.3%	3.7%	4.1%	3.7%	4.3% - 4.4%
Dividend yield	—	—	—	—	—	—

Warrant Amendment and Cancellation

As described in Note 10, the 2024 PIPE Warrants included Series A, Series B, Series C and Series D common stock warrants. Due to the discontinuation of clinical development of SZN-043 in the first quarter of 2025, the fair value of the Series C and Series D common stock warrant liabilities became zero as they would not be exercisable. Additionally, in connection with the 2025 PIPE completed in March 2025 as described in Note 8, both the exercise prices of the Company’s outstanding Series A and Series B common stock warrants were reduced to $11.54 per share, except that the exercise prices per warrant for such warrants held by members of management were reduced to $12.45 per share, and the Company’s outstanding Series C and Series D common stock warrants were cancelled. The 2024 PIPE Warrants were revalued using the Black-Scholes option pricing model immediately before and after the modification and cancellation using the following assumptions: (a) fair value of common stock of $12.00 per share, (b) expected volatility of 55%, (c) dividend yield of zero, (d) risk-free interest rate of 4.01%, and (e) expected term of 4.0 years. The increase in the fair value of the 2024 PIPE Warrants resulted from the amendment and cancellation of warrants was recorded as a loss of $2.1 million in the unaudited consolidated statements of operations.

Activity of Level 3 liabilities is summarized in the following table (in thousands):

	Tranche Liability	2025 PIPE Warrants	2024 PIPE Warrants
Balance, December 31, 2024	$—	$—	$55,192
Issuance in the 2025 PIPE	141,084	17,395	—
Settlement of tranche liability	(82,321)	—	—
Amendment and cancellation of warrants	—	—	2,073
Change in fair value upon remeasurement(1)	(16,340)	2,465	(44,405)
Balance, March 31, 2025	42,423	19,860	12,860
Change in fair value upon remeasurement(1)	(31,520)	(7,228)	(5,004)
Balance, June 30, 2025	$10,903	$12,632	$7,856

(1) Change in fair value of tranche liability is on the unaudited consolidated statements of operations. Change in fair value of warrant liabilities is included in other income, net on the unaudited consolidated statements of operations.

Note 4. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued payroll and related expenses	$2,114	$2,929
Accrued research and development expenses	1,652	1,904
Accrued professional service fees	193	156
Other	232	191
Accrued and other liabilities	$4,191	$5,180

Note 5. Collaboration and License Agreements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, the Company executed a Collaboration and License Agreement, or the CLA, with Boehringer Ingelheim International GmbH, or BI, to research, develop and commercialize Frizzled 4, or Fzd4, bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413. The Company and BI conducted partnership research focused on SZN-413 during a 1.5-year period. The Company granted BI an exclusive, royalty-bearing, worldwide, sublicensable license, under the applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by BI. After an initial period of joint research, BI shall be responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. Unless terminated earlier, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of BI's royalty obligations. BI has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach.

Under the terms of the CLA, BI agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Company received $10.5 million of the upfront payment from BI in November 2022. The associated withholding tax of $2.3 million is expected to be refunded to the Company in 2025 and is recognized as accounts receivable on the unaudited condensed consolidated balance sheets.

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company’s intellectual property granted to BI represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be the non-refundable upfront payment at the inception. Variable consideration related to future milestones is fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and six months ended June 30, 2025 and 2024, the Company incurred de minimis research and development expenses under the Stanford Agreement. No milestones have been achieved as of June 30, 2025.

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

The operating lease expense for each of the three and six months ended June 30, 2025 and 2024 was $0.6 million, $1.2 million, $0.4 million and $0.8 million, respectively.

Aggregate future minimum rental payments under the operating leases as of June 30, 2025, were as follows (in thousands):

Remaining six months ending December 31, 2025	$1,162
Year ending December 31, 2026	1,797
Year ending December 31, 2027	2,461
Year ending December 31, 2028	2,547
Year ending December 31, 2029	857
Total lease payments	8,824
Less: Imputed interest	(1,310)
Operating lease liabilities	$7,514

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

At the closing of the first tranche on March 26, 2025, (i) 5.2 million shares of common stock, (ii) pre-funded warrants to purchase up to 1.4 million shares of common stock, and (iii) Series E common stock warrants to purchase up to 3.3 million shares of common stock were issued and sold for aggregate net proceeds of approximately $71.2 million, after deducting placement agent fees and other expenses. In the second tranche of the 2025 PIPE, which is contingent upon the public announcement of the receipt of clearance from the U.S. Food and Drug Administration on or prior to October 31, 2026 of the Company’s Investigation New Drug Application for SZN-8141, the Company expects to issue a (i) 6.0 million shares of common stock, (ii) pre-funded warrants to purchase up to 2.5 million shares of common stock, and (iii) Series E common stock warrants to purchase up to 4.2 million shares of common stock for aggregate gross proceeds of approximately $98.6 million; provided that the second tranche may not occur prior to September 27, 2026. If the Company terminates its SZN-8141 program prior to October 31, 2026, then it will provide written notice to each purchaser, or the Termination Notice, and each purchaser will have the right, but not the obligation to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser has the right, but not the obligation to purchase all (but not a portion) of the units subscribed for by such purchaser in the second tranche, referred to as an optional closing. If a purchaser fails to purchase in full its subscribed for units in the second tranche, then the Series E common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable.

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

The pre-funded warrants and Series E common stock warrants issued in the first closing are classified as warrant liabilities with an initial fair value of $14.6 million and $17.4 million, respectively. At the end of each reporting period, any change in fair value of warrant liabilities during the period is recognized in other income, net within the unaudited condensed consolidated statements of operations. Please see Note 3 for discussion of warrant liabilities valuation. The Company incurred transaction costs of $5.2 million, consisting of placement agent fees and other expenses, $2.8 million of which was allocated to tranche liability and warrant liabilities, and recognized as other expenses when incurred. The remaining $2.4 million was allocated to the issued shares of common stock and recognized as a reduction in equity. Please see Note 10 for more information regarding the Series E common stock warrants.

2024 Private Placement

In April 2024, the Company entered into a securities purchase agreement with certain institutional investors, and certain members of management whereby the Company issued and sold in a private placement, or the 2024 PIPE: (i) 1.1 million shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11.1 million shares of common stock for aggregate gross proceeds of approximately $17.5 million. The purchase price of common stock and pre-funded warrants to the investors was $15.50 per share and $15.4999 per share, respectively. The pre-funded warrants and warrants were issued with an initial fair value of $37.9 million, which was greater than the aggregate gross proceeds in the 2024 PIPE. The excess of $20.4 million was recorded as loss on issuance of common stock, pre-funded warrants and warrants on the unaudited consolidated statements of operations during the three and six months ended June 30, 2024. The Company incurred transaction costs of $1.5 million, consisting of placement agent fees and other expenses, all of which were allocated to the warrant liabilities associated with the pre-funded warrants and warrants issued, and recognized the allocated transaction costs as other expenses when incurred. Please see Note 10 for more information regarding the warrants issued and sold to the investors and Note 9 for more information regarding the shares of the Company’s common stock and the warrants issued and sold to management.

Note 9. Related Party Transactions

Research Collaboration Agreement with TCGFB, Inc.

In October 2024, the Company entered into a strategic research collaboration with a privately-held company, TCGFB, Inc., or TCGFB, to discover antibody therapeutics targeting transforming growth factor beta, or TGF-β, for the potential treatment of patients with idiopathic pulmonary fibrosis, or the TCGFB Collaboration. TCGFB will own all TGF-β product related intellectual property. Under the terms of the agreement, the Company provides antibody discovery services for a period of up to two years and delivers a non-exclusive license as necessary for continued research. TCGFB may terminate this agreement at any time upon prior written notice. Upon termination, TCGFB shall pay to the Company all sums owed for services completed up to the effective termination date. In exchange for the Company’s research services, TCGFB pays a fixed monthly service fee up to $6.0 million in the aggregate, plus any third-party costs, and issued the Company a warrant exercisable for up to 3.4 million shares of TCGFB common stock at an exercise price of $0.0001 per share. 2.4 million shares of the warrant vest monthly over 2 years, 0.5 million shares vest on the 18-month anniversary, and 0.5 million shares vest on the 24-month anniversary. TCGFB was founded and is controlled by entities affiliated with The Column Group. The agreement constitutes a related party transaction because entities affiliated with The Column Group hold more than 5% of the Company’s common stock and Dr. Kutzkey, a member of the Company’s board of directors, serves as Managing Partner of The Column Group.

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

The warrant received does not meet the definition of a derivative and is accounted for as an equity investment under ASC 321. The fair value of the warrant at inception was determined to be $2.6 million in October 2024. The warrant is recognized as warrant asset once the vesting restrictions are lifted. During the three and six months ended June 30, 2025, the Company recognized $1.0 million and $2.0 million as research service revenue – related party for the services rendered, consisting of the fixed cash consideration of $0.8 million and $1.5 million and the variable noncash consideration of $0.2 million and $0.5 million, respectively.

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

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of the Company’s office and laboratory space. The sublease term is on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. During the three and six months ended June 30, 2025, the Company recognized sublease income of $0.2 million and $0.3 million, respectively, as reductions to operating expenses. Tim Kutzkey, Ph.D., a member of the Company’s board of directors, serves as the chairman of the board of directors of Nura Bio. Dr. Kutzkey also serves as Managing Partner of The Column Group, LLC, which is the general partner of certain limited partnerships which are significant stockholders of Nura Bio. The Column Group holds more than 5% of the Company’s common stock. Therefore, the agreement constitutes a related party transaction.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding (in thousands):

Type	Classification	June 30, 2025	December 31, 2024
2021 Public Warrants	Liability	5,117	5,117
2021 PIPE Warrants	Liability	791	790
2024 Pre-Funded Warrants	Liability	40	40
2025 Pre-Funded Warrants	Liability	1,305	—
2024 PIPE Warrants – Series A	Liability	1,132	1,132
2024 PIPE Warrants – Series B	Liability	1,231	1,231
2024 PIPE Warrants – Series C	Liability	—	4,386
2024 PIPE Warrants – Series D	Liability	—	4,386
2025 PIPE Warrants – Series E	Liability	3,293	—
Total		12,909	17,082

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

At the closing of the first tranche in March 2025, (i) 5.2 million shares of common stock, (ii) pre-funded warrants to purchase up to 1.4 million shares of common stock, or the 2025 Pre-Funded Warrants, and (iii) Series E common stock warrants to purchase up to 3.3 million shares of common stock, or the 2025 PIPE Warrants, were issued and sold. As of June 30, 2025, 68,000 shares of the 2025 Pre-Funded Warrants had been exercised and none of the 2025 PIPE Warrants had been exercised.

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

None of the 2024 Pre-Funded Warrants and 2024 PIPE Warrants have been exercised as of June 30, 2025.

2021 Public Warrants

Every 15 outstanding public warrants, or 2021 Public Warrants, entitles the holders thereof to receive one share of common stock that may be purchased at a price of $172.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 12, 2026 or upon redemption or liquidation. None of the 2021 Public Warrants have been exercised as of June 30, 2025.

2021 PIPE Warrants

At June 30, 2025, the Company’s warrants that were issued in connection with a private placement occurring in 2021, or the 2021 PIPE Warrants, are the same in all respects as the 2021 Public Warrants. None of the 2021 Public Warrants have been exercised as of June 30, 2025.

Participating Securities

The holders of the 2025 Pre-Funded Warrants, 2025 PIPE Warrants, 2024 Pre-Funded Warrants and the 2024 PIPE Warrants are entitled to receive dividends if the Company declares or makes a dividend to holders of shares of common stock while such warrants are outstanding. However, they do not have a contractual obligation to share in losses. These warrants are considered participating securities and included in computing basic and diluted net income (loss) per share under the two-class method.

Classification

In no event will the Company be required to net cash settle outstanding warrants. The holders of all of the Company’s warrants do not have the rights or privileges of common stockholders and any voting rights until they exercise warrants and receive common stock. All of the Company’s outstanding warrants are classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other income, net within the unaudited condensed consolidated statements of operations. Please see Note 3 for discussion of warrant valuations.

Note 11. Stock-Based Compensation Plans

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. As of June 30, 2025, there were 0.1 million shares of common stock available for issuance under the 2021 Plan. The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. As of June 30, 2025, there were approximately 0.1 million shares of common stock available for issuance under the ESPP.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2024	536	$19.45	8.00
Granted	699	11.32
Forfeited	(9)	12.41
Expired	(6)	32.53
Outstanding – June 30, 2025	1,220	14.80	8.70	$36
Exercisable – June 30, 2025	365	22.24	7.03	13

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at June 30, 2025.

During the six months ended June 30, 2025 and 2024, the Company granted options with a weighted-average grant-date fair value of $8.97 per share and $7.45 per share.

No options were exercised during the six months ended June 30, 2025 and 2024.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	95.7%	91.6%	96.5%	91.6%
Risk-free rate	3.9%	4.6%	4.2%	4.6%
Dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes the Company’s activity of restricted stock units, or RSUs (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2024	38	$9.16
Granted	98	10.48
Vested	(19)	9.16
Cancelled	(1)	9.25
RSUs, unvested at June 30, 2025	116	10.27

The fair value of RSUs vested during the six months ended June 30, 2025 and 2024 was $0.3 million and $0.4 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$340	$350	$606	$649
General and administrative	654	795	1,222	1,526
Total stock-based compensation expense	$994	$1,145	$1,828	$2,175

As of June 30, 2025, there was approximately $9.0 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.97 years.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$983	$—	$1,966	$—
Less:
Compensation excluding stock-based compensation	(3,283)	(3,144)	(6,613)	(6,520)
Development and manufacturing costs	(1,509)	(1,305)	(3,619)	(2,592)
Consultants and third-party services	(1,459)	(1,072)	(2,756)	(1,893)
Rent and facility expenses	(1,112)	(944)	(2,221)	(2,038)
Stock-based compensation	(994)	(1,145)	(1,828)	(2,175)
Depreciation and amortization	(137)	(386)	(431)	(778)
Other income (expense), including loss on execution of the 2025 PIPE(1)	48,763	(16,214)	31,344	(15,914)
Other segment items(2)	(1,506)	(1,051)	(3,066)	(2,181)
Segment and consolidated net income (loss)	$39,746	$(25,261)	$12,776	$(34,091)

(1) Other information not reported to CODM includes loss on execution of the 2025 PIPE, loss on amendment and cancellation of warrants, interest income, gain/loss on change in fair value of tranche liability, and gain/loss on change in fair value of warrant liabilities, which are reported as other income, net on the unaudited consolidated statements of operations.

(2) Other segment items primarily consist of lab expenses, professional services and information technology costs.

For the three and six months ended June 30, 2025, research service revenue – related party of $1.0 million and $2.0 million was generated in the United States. As of June 30, 2025 and December 31, 2024, all long-lived assets of the Company reside in the United States.

Note 13. Subsequent Event

2025 Equity Inducement Plan

On August 7, 2025, the board of directors adopted the 2025 Equity Inducement Plan, or the Inducement Plan, and reserved 250,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted in order to grant share-based awards to newly hired employees as an inducement to such individuals’ entry into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of the date of the filing of this Quarterly Report on Form 10-Q, no awards had been granted under the Inducement Plan.

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

SZN-8141 for Retinal Diseases

In the third quarter of 2024, we nominated SZN-8141 as a development candidate which combines Frizzled 4, or Fzd4, agonism and Vascular Endothelial Growth Factor, or VEGF, antagonism. SZN-8141 has the potential to provide benefits over treatment with single agents for Diabetic Macular Edema, or DME, and neovascular Age-Related Macular Degeneration, or wet AMD. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF monotherapies. In addition, Fzd4 monotherapy has demonstrated proof of concept in DME in clinical trials. We believe SZN-8141 has the potential to treat multiple retinal vascular diseases and be differentiated from existing therapies. Data generated in preclinical models of retinal vascular diseases demonstrated that SZN-8141 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth. We expect to file an Investigational New Drug application and commence clinical studies for SZN-8141 in 2026.

SZN-8143 for Retinal Diseases

In the third quarter of 2024, we nominated SZN-8143 as a development candidate which combines Fzd4 agonism, VEGF antagonism, and interleukin-6, or IL-6, antagonism. SZN-8143 may have benefits over single agents for treatment of DME/wet AMD/uveitic macular edema, or UME. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF monotherapies. In addition, Fzd4 monotherapy has demonstrated proof of concept in these indications in clinical trials for retinal disease. We believe SZN-8143 has the potential to treat multiple retinal vascular diseases and be differentiated from existing therapies. Data generated in preclinical models of retinal vascular diseases demonstrated that SZN-8143 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth.

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

The chart below represents a summary of our product candidates:

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred operating losses since inception. During the three and six months ended June 30, 2025, we had net income of $39.7 million and $12.8 million, respectively, including noncash gains of $47.6 million and $104.6 million, respectively, on changes in fair value of tranche liability and warrant liabilities during the period. During the three and six months ended June 30, 2024, we incurred net losses of $25.3 million and $34.1 million, respectively. As of June 30, 2025, we had an accumulated deficit of $272.5 million, and cash and cash equivalents of $90.4 million.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
Research service revenue – related party	$983	$—	$983	*
Operating expenses:
Research and development	6,042	5,335	707	13%
General and administrative	3,958	3,714	244	7%
Total operating expenses	10,000	9,049	951	11%
Loss from operations	(9,017)	(9,049)	32	0%
Interest income	1,025	490	535	109%
Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE	—	(20,397)	20,397	-100%
Gain on change in fair value of tranche liability	31,520	—	31,520	*
Other income, net	16,218	3,695	12,523	*
Net income (loss)	$39,746	$(25,261)	$65,007	*

* Percentage is not meaningful

Research Service Revenue – Related Party

The increase of $1.0 million in research service revenue – related party for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, is attributable to the research service performed in 2025 under our Research Collaboration Agreement with TCGFB, Inc.

Research and Development Expenses

The increase of $0.7 million, or 13%, in research and development expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, is primarily due to a $1.4 million increase in manufacturing costs, lab expenses and consulting fees for our ophthalmology programs, offset by a $0.6 million decrease in clinical expenses as a result of the discontinuation of clinical development of SZN-043.

General and Administrative Expenses

The increase of $0.2 million, or 7%, in general and administrative expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, is primarily due to an increase in professional service fees.

Interest Income

The increase of $0.5 million, or 109%, in interest income for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, is primarily due to an increase in cash and cash equivalents as a result of a private placement closed in March 2025, or the 2025 PIPE.

Loss on Issuance of Common Stock, Pre-Funded Warrants and Warrants in the 2024 PIPE

Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE for the three months ended June 30, 2024 is a result of the fair value of warrants issued being greater than the proceeds received in a private placement that was closed in April 2024, or the 2024 PIPE.

Gain on Change in Fair Value of Tranche Liability

The gain on change in fair value of tranche liability for the three months ended June 30, 2025 was attributable to the noncash change in fair value of tranche liability during the period.

Other Income, Net

The increase of $12.5 million in other income, net for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, is primarily attributable to a $11.0 million noncash change in fair value of warrant liabilities and $1.5 million related to the transaction costs of the 2024 PIPE.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
Research service revenue – related party	$1,966	$—	$1,966	*
Operating expenses:
Research and development	12,600	10,582	2,018	19%
General and administrative	7,934	7,597	337	4%
Total operating expenses	20,534	18,179	2,355	13%
Loss from operations	(18,568)	(18,179)	(389)	2%
Interest income	1,321	875	446	51%
Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE	—	(20,397)	20,397	-100%
Loss on amendment and cancelation of warrants	(2,073)	—	(2,073)	*
Loss on execution of the 2025 PIPE	(71,084)	—	(71,084)	*
Gain on change in fair value of tranche liability	47,860	—	47,860	*
Gain on settlement of tranche liability	1,117	—	1,117	*
Other income, net	54,203	3,610	50,593	*
Net income (loss)	$12,776	$(34,091)	$46,867	*

* Percentage is not meaningful

Research Service Revenue – Related Party

The increase of $2.0 million in research service revenue – related party for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is attributable to the research service performed in 2025 under our Research Collaboration Agreement with TCGFB, Inc.

Research and Development Expenses

The increase of $2.0 million, or 19%, in research and development expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily due to a $1.6 million increase in manufacturing costs and consulting fees for our ophthalmology programs, offset by a $0.3 million decrease in clinical expenses as a result of the discontinuation of clinical development of SZN-043.

General and Administrative Expenses

The increase of $0.3 million, or 4%, in general and administrative expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily due to an increase in professional service fees.

Interest Income

The increase of $0.4 million, or 51%, in interest income for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily due to an increase in cash and cash equivalents as a result of the closing of the 2025 PIPE.

Loss on Issuance of Common Stock, Pre-Funded Warrants and Warrants in the 2024 PIPE

Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE for the six months ended June 30, 2024 is a result of the fair value of warrants issued being greater than the proceeds received in the 2024 PIPE.

Loss on Amendment and Cancellation of Warrants

Loss on amendment and cancellation of warrants for the six months ended June 30, 2025 was due to the noncash change in the fair value of warrant liabilities resulting from the amendment of Series A and Series B common stock warrants and cancellation of Series C and Series D common stock warrants in connection with the 2025 PIPE.

Loss on Execution of the 2025 PIPE

Loss on execution of the 2025 PIPE for the six months ended June 30, 2025 reflects the loss recognized upon the execution of the 2025 PIPE as the fair value of tranche liability recognized was greater than the committed proceeds from the first tranche.

Gain on Change in Fair Value of Tranche Liability

The gain on change in fair value of tranche liability for the six months ended June 30, 2025 was attributable to the noncash change in fair value of tranche liability during the period.

Gain on Settlement of Tranche Liability

The gain on settlement of tranche liability for the six months ended June 30, 2025 was related to the issuance of common stock, pre-funded warrants and Series E common stock warrants in the first closing of the 2025 PIPE. The difference in the fair value of the tranche liability immediately prior to the settlement and the fair value of the issued units in excess of proceeds resulted in a gain of $1.1 million upon settlement.

Other Income, Net

The increase of $50.6 million in other income, net for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily attributable to a $51.7 million noncash change in fair value of warrant liabilities, offset by a $1.2 million increase in the financing transaction costs. Due to the discontinuation of clinical development of SZN-043 in the first quarter of 2025, the fair value of the Series C and Series D common stock warrant liabilities became zero as these warrants would not be exercisable.

Liquidity and Capital Resources

Since inception, we have only generated revenue from licensing and research collaborations. We incurred significant operating losses and negative cash flows from operations. Historically, we have financed our operations primarily through the sales of our equity securities and the payments received under our collaboration and license agreements. We anticipate that we will continue to incur net operating losses for the foreseeable future because of additional costs and expenses related to our research and development activities, including increased expenses from pipeline advancement and advancement of our product candidates into and through clinical developments and associated regulatory submissions, as well as increased general and administrative expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and Nasdaq.

2025 Private Placement

In March 2025, we entered into a securities purchase agreement with certain investors to issue and sell an aggregate of 15,086,236 units in a two-tranche private placement (the 2025 PIPE) at a purchase price of $11.60 per share and $11.5999 per pre-funded warrant, for gross proceeds of approximately $175.0 million to fund multiple ophthalmology programs through initial Phase 1 safety, tolerability and efficacy studies. Each unit consists of one share of common stock, or pre-funded warrant in lieu thereof, and an accompanying one half of a warrant to purchase common stock, or Series E common stock warrant. At the closing of the first tranche of the 2025 PIPE on March 26, 2025, (i) 5,213,415 shares of common stock, (ii) pre-funded warrants to purchase up to 1,373,000 shares of common stock, and (iii) Series E common stock warrants to purchase up to 3,293,207 shares of common stock were issued and sold for aggregate net proceeds of approximately $71.2 million, after deducting placement agent fees and other expenses. 68,000 of the warrants issued in the 2025 PIPE have been exercised as of the filing of this Quarterly Report. In the second tranche of the 2025 PIPE, which is contingent upon the public announcement of the receipt of clearance from the U.S. Food and Drug Administration on or prior to October 31, 2026 of our Investigation New Drug Application for SZN-8141, or the Second Closing Milestone, we expect to issue a (i) 6,043,321 shares of common stock, (ii) pre-funded warrants to purchase up to 2,456,500 shares of common stock, and (iii) Series E common stock warrants to purchase up to 4,249,910 shares of common stock; provided that the second tranche may not occur prior to September 27, 2026. If we terminate our SZN-8141 program prior to October 31, 2026, then we will provide written notice to each purchaser, referred to as the Termination Notice, and each purchaser will have the right, but not the obligation, for 30 calendar days following the receipt of such notice, upon written notice to us, to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser has the right, but not the obligation, upon five trading days’ prior written notice to us to purchase all (but not a portion) of the units subscribed for by such purchaser in the second closing, which we refer to as an Optional Closing. If a purchaser fails to purchase in full its subscribed for units after the achievement of the Second Closing Milestone in the second closing, or previously at the first closing or an Optional Closing, then the Series E common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable. Please see Note 8 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE.

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

As of June 30, 2025, we had cash and cash equivalents of $90.4 million and accumulated deficit of $272.5 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the filing date of this Quarterly Report. The Food and Drug Administration clearance of SZN-8141’s IND application would trigger funding of the $98.6 million private placement tranche (2025 PIPE), which is expected to fund operations through efficacy, safety and tolerability studies for SZN-8141 and SZN-8143. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(15,392)	$(14,357)
Net cash used in investing activities	(45)	(7)
Net cash provided by financing activities	71,262	16,086
Net increase in cash, cash equivalents and restricted cash	$55,825	$1,722

Cash Used in Operating Activities

Cash used in operating activities of $15.4 million for the six months ended June 30, 2025 was primarily due to the use of funds in our operations, and the resulting a net income of $12.8 million, offset by a net change of $0.8 million in our net operating assets and liabilities and $27.4 million in noncash charges. Cash used in operating activities of $14.4 million for the six months ended June 30, 2024 was primarily due to the use of funds in our operations, the resulting net loss of $34.1 million and a net change of $0.9 million in our net operating assets and liabilities, offset by $20.6 million in noncash charges.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 and 2024 was related to the purchases of lab equipment.

Cash Provided by Financing Activities

Cash provided by financing activities of $71.3 million for the six months ended June 30, 2025 was primarily the proceeds from the issuance and sale of common stock, pre-funded warrants and warrants in the 2025 PIPE. Cash provided by financing activities of $16.1 million for the six months ended June 30, 2024 was primarily related to the issuance and sale of common stock, pre-funded warrants and warrants to investors and certain members of management in the 2024 PIPE.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2025 have not materially changed since December 31, 2024. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding our contractual obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect our net operating losses to increase substantially as our product candidates advance into clinical development. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, continuing development for our lead product candidates, successful development and testing of SZN-413 through our partnership with Boehringer Ingelheim International GmbH, or BI, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future alliances, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our current and potential future collaborators, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Extensions of patent term may be available, but there is no guarantee that we would have patents eligible for extension, or that we would succeed in obtaining any particular extension and no guarantee any such extension would confer patent term for a sufficient period of time to exclude others from commercializing product candidates similar or identical to us. In the United States, depending upon the timing, duration and specifics of FDA marketing approval of product candidates, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved product or approved indication. In the United States, patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval; only one patent may be extended; and extension is available for only those claims covering the approved drug, a method for using it, or a method for manufacturing it. The applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to its patents, or may grant more limited extensions than we request. An extension may not be granted or may be limited where there is, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply before expiration of relevant patents, or some other failure to satisfy applicable requirements. If this occurs, our competitors may be able to launch their products earlier by taking advantage of our investment in development and clinical trials along with our clinical and preclinical data. This could have a material adverse effect on our business and ability to achieve profitability.

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

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and other regulatory authorities. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in regulatory policy during the period of product development, clinical trials and FDA regulatory review in the United States and other jurisdictions. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. In addition, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels for critical departments, payment of user fees and reauthorization of user fee programs, ability to hire and retain key personnel involved in the review of sponsor applications, as well as statutory, regulatory and policy changes. In addition, funding of other government agencies that support research and development activities relevant to FDA review, such as research to understand new technologies or establish new standards, is subject to the political process, which is inherently fluid and unpredictable.

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

As of June 30, 2025, entities affiliated with The Column Group (of which a member of our board of directors, Tim Kutzkey, Ph.D., is a Managing Partner) beneficially owned approximately 21.5% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

We qualify as an emerging growth company as well as a smaller reporting company within the meaning of the Securities Act, and since we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. We expect to take advantage of such reduced disclosure obligations, including after ceasing to be an emerging growth company at December 31, 2025, which may also make comparison of our financial statements with other public companies difficult or impossible.

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

SURROZEN, INC.

Date: August 8, 2025	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)