Form 10-Q
period 2025-09-30
Surrozen, Inc./DE
filed 2025-11-07
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, there were 8,571,421 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, or the Quarterly Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,335	$34,565
Accounts receivable	2,317	2,039
Accounts receivable – related party	251	502
Prepaid expenses and other current assets	1,957	1,826
Total current assets	85,860	38,932

Property and equipment, net	139	562
Operating lease right-of-use assets	6,450	7,801
Restricted cash	688	688
Warrant asset	845	153
Other assets	64	331
Total assets	$94,046	$48,467

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$538	$306
Accrued and other liabilities	4,746	5,180
Lease liabilities, current portion	1,244	1,829
Total current liabilities	6,528	7,315

Lease liabilities, noncurrent portion	5,838	6,640
Warrant liabilities	53,544	55,892
Tranche liability	51,651	—
Total liabilities	117,561	69,847

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of September 30, 2025 and December 31, 2024; 8,571 and 3,262 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	—
Additional paid-in-capital	320,610	263,879
Accumulated deficit	(344,126)	(285,259)
Total stockholders’ deficit	(23,515)	(21,380)
Total liabilities and stockholders’ deficit	$94,046	$48,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Collaboration and license revenue	$—	$10,000	$—	$10,000
Research service revenue – related party	983	—	2,949	—
Total revenue	983	10,000	2,949	10,000

Operating expenses:
Research and development	7,774	5,200	20,374	15,782
General and administrative	4,094	3,568	12,028	11,165
Total operating expenses	11,868	8,768	32,402	26,947
(Loss) income from operations	(10,885)	1,232	(29,453)	(16,947)
Interest income	911	431	2,232	1,306
Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE	—	—	—	(20,397)
Loss on amendment and cancellation of warrants	—	—	(2,073)	—
Loss on execution of the 2025 PIPE	—	—	(71,084)	—
(Loss) gain on change in fair value of tranche liability	(40,748)	—	7,112	—
Gain on settlement of tranche liability	—	—	1,117	—
Other (expense) income, net (Note 3)	(20,921)	(3,097)	33,282	513
Net loss	$(71,643)	$(1,434)	$(58,867)	$(35,525)

Net loss attributable to common stockholders, basic and diluted	$(71,643)	$(1,434)	$(58,867)	$(35,525)

Net loss per share attributable to common stockholders, basic and diluted	$(8.36)	$(0.44)	$(8.49)	$(12.57)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	8,571	3,228	6,931	2,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2024	3,262	$—	$263,879	$(285,259)	$(21,380)
Issuance of common stock in the 2025 PIPE	5,213	1	53,189	—	53,190
Vesting of restricted stock units	20	—	—	—	—
Stock-based compensation expense	—	—	834	—	834
Net loss	—	—	—	(26,970)	(26,970)
Balance at March 31, 2025	8,495	1	317,902	(312,229)	5,674
Issuance of common stock under employee stock purchase plan	7	—	61	—	61
Issuance of common stock upon warrant exercise	68	—	677	—	677
Issuance costs for the 2025 PIPE	—	—	(38)	—	(38)
Stock-based compensation expense	—	—	994	—	994
Net income	—	—	—	39,746	39,746
Balance at June 30, 2025	8,570	1	319,596	(272,483)	47,114
Issuance of common stock upon option exercises	1	—	9	—	9
Stock-based compensation expense	—	—	1,005	—	1,005
Net loss	—	—	—	(71,643)	(71,643)
Balance at September 30, 2025	8,571	$1	$320,610	$(344,126)	$(23,515)

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

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(58,867)	$(35,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	492	1,120
Stock-based compensation	2,833	3,214
Non-cash operating lease expense	1,351	1,072
Loss on amendment and cancellation of warrants	2,073	—
Loss on execution of the 2025 PIPE	71,084	—
Transaction costs allocated to pre-funded warrants and warrants issued in connection with the 2025 PIPE and 2024 PIPE	2,777	1,507
Change in fair value of tranche liability	(7,112)	—
Change in fair value of warrant liabilities	(35,774)	(1,851)
Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE	—	20,397
Gain on settlement of tranche liability	(1,117)	—
Non-cash consideration received in connection with research service revenue	(692)	—
Gain on foreign currency remeasurement	(278)	(44)
Changes in operating assets and liabilities:
Accounts receivable	—	(10,000)
Accounts receivable – related party	251	—
Prepaid expenses and other current assets	82	859
Other assets	54	51
Accounts payable	232	(249)
Accrued and other liabilities	(434)	192
Operating lease liabilities	(1,387)	(1,852)
Net cash used in operating activities	(24,432)	(21,109)

Investing activities:
Purchases of property and equipment	(69)	(7)
Net cash used in investing activities	(69)	(7)

Financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants in the 2025 PIPE and 2024 PIPE, net of transaction costs	71,201	16,043
Proceeds from issuance of common stock under employee stock purchase plan	61	42
Proceeds from issuance of common stock upon exercise of options	9	—
Net cash provided by financing activities	71,271	16,085

Net increase (decrease) in cash, cash equivalents and restricted cash	46,770	(5,031)
Cash, cash equivalents and restricted cash at beginning of period	35,253	36,731
Cash, cash equivalents and restricted cash at end of period	$82,023	$31,700

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock upon exercise of warrants	$677	$—
Vesting of early exercises of stock options	$—	$1

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	September 30,
	2025	2024
Cash and cash equivalents	$81,335	$31,012
Restricted cash	688	688
Cash, cash equivalents and restricted cash	$82,023	$31,700

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

Liquidity

The Company has incurred operating losses since inception. During the three and nine months ended September 30, 2025, the Company had net loss of $71.6 million and $58.9 million, respectively. During the three and nine months ended September 30, 2024, the Company incurred net loss of $1.4 million and $35.5 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company used $24.4 million and $21.1 million of cash in operations, respectively. As of September 30, 2025, the Company had cash and cash equivalents of $81.3 million and an accumulated deficit of approximately $344.1 million. The Company expects operating expenses to continue to be significant in connection with its ongoing pre-clinical studies and preparation for clinical studies, and anticipates the need to raise additional capital to continue to execute its long-range business plan.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as determined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or future year.

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

Equity Investment

The Company received a warrant pursuant to a strategic research collaboration as discussed in Note 9. As the warrant asset does not have a readily determinable fair value, the Company elected to use a measurement alternative for all subsequent measurements. Under such measurement alternative, the warrant is remeasured at fair value when observable transactions involving the underlying security or impairment of the warrant asset occur. The Company is not aware of any events or changes in circumstances that would have a significant effect on the fair value of the warrant as of September 30, 2025.

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

Warrant Liabilities

The Company’s warrants are classified as liabilities and measured at fair value. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred. At the end of each reporting period, any change in fair value during the period is recognized in other (expense) income, net within the unaudited condensed consolidated statements of operations. The Company will continue to remeasure the warrant liabilities pertaining to the outstanding warrants for changes in the fair value until the earlier of a) the exercise, cancellation or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (in thousands):

	September 30,
	2025	2024
Common stock issuable upon exercise of stock options	1,241	553
Unvested restricted stock awards	—	1
Unvested restricted stock units	115	40
Common stock issuable upon exercise of warrants	7,395	11,569
Common stock issuable upon settlement of tranche liability in the 2025 PIPE	12,750	—
Total	21,501	12,163

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

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$78,007	$—	$—	$78,007
Total financial assets measured at fair value	$78,007	$—	$—	$78,007

Liabilities:
Tranche liability(2)	$—	$—	$51,651	$51,651
2021 Public Warrants(3)	94	—	—	94
2021 PIPE Warrants(3)	—	11	—	11
2024 Pre-Funded Warrants(3)	—	515	—	515
2024 PIPE Warrants(3)	—	—	14,189	14,189
2025 Pre-Funded Warrants(3)	—	16,815	—	16,815
2025 PIPE Warrants(3)	—	—	21,920	21,920
Total financial liabilities measured at fair value	$94	$17,341	$87,760	$105,195

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$25,495	$—	$—	$25,495
Total financial assets measured at fair value	$25,495	$—	$—	$25,495

Liabilities(3):
2021 Public Warrants	$109	$—	$—	$109
2021 PIPE Warrants	—	17	—	17
2024 Pre-Funded Warrants	—	574	—	574
2024 PIPE Warrants	—	—	55,192	55,192
Total financial liabilities measured at fair value	$109	$591	$55,192	$55,892

(1)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)
See Note 8.
(3)
See Note 10.

There were no changes to the valuation methods utilized and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three and nine months ended September 30, 2025.

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

The tranche liability (see Note 8), 2024 PIPE Warrants and 2025 PIPE Warrants (as defined in Note 10 below) are classified as Level 3 because the fair value was measured based on significant inputs that are unobservable in the market. They were initially recorded at fair value and subsequently remeasured at each reporting period using the Black-Scholes option-pricing model with the following assumptions: expected term, expected volatility, risk-free interest rate and dividend yield. The significant unobservable inputs used in the fair value measurement of the tranche liability at inception and September 30, 2025 and the fair value measurement of the 2024 PIPE Warrants at December 31, 2024 also included the timing and probability of achieving the milestones. The expected volatility was based on historical volatility of the Company’s stock price with a risk adjustment. The expected term was estimated based on expiration date or the timing of when the milestone is expected to be achieved. The risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected term. The dividend rate is based on the historical rate, which the Company anticipated remaining at zero.

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

The key inputs into the fair value measurement of the Level 3 liabilities at inception and the end of period were as follows:

	Tranche Liability		2025 PIPE Warrants		2024 PIPE Warrants
	September 30,	March 24,	September 30,	March 26,	September 30,	December 31,
	2025	2025	2025	2025	2025	2024
Expected term (in years)	1.0 - 6.1	1.6 - 6.6	4.5	5.0	3.5	0.5 - 4.3
Expected volatility	55%	55%	55%	55%	55%	100%
Risk-free interest rate	3.6% - 3.8%	4.1% - 4.3%	3.7%	4.1%	3.6%	4.3% - 4.4%
Dividend yield	—	—	—	—	—	—

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

Activity of Level 3 liabilities is summarized in the following table (in thousands):

	Tranche Liability	2025 PIPE Warrants	2024 PIPE Warrants
Balance, December 31, 2024	$—	$—	$55,192
Issuance in the 2025 PIPE	141,084	17,395	—
Settlement of tranche liability	(82,321)	—	—
Amendment and cancellation of warrants	—	—	2,073
Change in fair value upon remeasurement(1)	(16,340)	2,465	(44,405)
Balance, March 31, 2025	42,423	19,860	12,860
Change in fair value upon remeasurement(1)	(31,520)	(7,228)	(5,004)
Balance, June 30, 2025	10,903	12,632	7,856
Change in fair value upon remeasurement(1)	40,748	9,288	6,333
Balance, September 30, 2025	$51,651	$21,920	$14,189

(1) Change in fair value of tranche liability is on the unaudited consolidated statements of operations. Change in fair value of warrant liabilities is included in other (expense) income, net on the unaudited consolidated statements of operations.

Note 4. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued payroll and related expenses	$2,768	$2,929
Accrued research and development expenses	1,361	1,904
Accrued professional service fees	326	156
Other	291	191
Accrued and other liabilities	$4,746	$5,180

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

Under the terms of the CLA, BI agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Company received $10.5 million of the upfront payment from BI in November 2022. The associated withholding tax of $2.3 million was refunded to the Company in October 2025 and was recognized as accounts receivable as of September 30, 2025 and December 31, 2024.

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

For the three and nine months ended September 30, 2025 and 2024, the Company incurred de minimis research and development expenses under the Stanford Agreement. No milestones have been achieved as of September 30, 2025.

Note 7. Commitments and Contingencies

Lease Agreement

The Company has an operating lease for its office and laboratory space of approximately 32,813 square feet in South San Francisco, California. The lease term ends in April 2029, with rent payments escalating each year. The Company has an option to extend the lease for an additional four-year period. The future exercise of the option is not reasonably certain. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.4 million, which is included in restricted cash within the unaudited condensed consolidated balance sheets.

The operating lease expense for each of the three and nine months ended September 30, 2025 and 2024 was $0.6 million, $1.8 million, $0.4 million and $1.2 million, respectively.

Aggregate future minimum rental payments under the operating leases as of September 30, 2025, were as follows (in thousands):

Remaining three months ending December 31, 2025	$581
Year ending December 31, 2026	1,797
Year ending December 31, 2027	2,461
Year ending December 31, 2028	2,547
Year ending December 31, 2029	857
Total lease payments	8,243
Less: Imputed interest	(1,161)
Operating lease liabilities	$7,082

Note 8. Stockholders’ Equity

At-the-Market Program

On August 29, 2025, the Company entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of September 30, 2025, the Company had not sold any shares of common stock under the 2025 ATM.

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

The pre-funded warrants and Series E common stock warrants issued in the first closing are classified as warrant liabilities with an initial fair value of $14.6 million and $17.4 million, respectively. At the end of each reporting period, any change in fair value of warrant liabilities during the period is recognized in other (expense) income, net within the unaudited condensed consolidated statements of operations. Please see Note 3 for discussion of warrant liabilities valuation. The Company incurred transaction costs of $5.2 million, consisting of placement agent fees and other expenses, $2.8 million of which was allocated to tranche liability and warrant liabilities, and recognized as other expenses when incurred. The remaining $2.4 million was allocated to the issued shares of common stock and recognized as a reduction in equity. Please see Note 10 for more information regarding the Series E common stock warrants.

2024 Private Placement

In April 2024, the Company entered into a securities purchase agreement with certain institutional investors, and certain members of management whereby the Company issued and sold in a private placement, or the 2024 PIPE: (i) 1.1 million shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11.1 million shares of common stock for aggregate gross proceeds of approximately $17.5 million. The purchase price of common stock and pre-funded warrants to the investors was $15.50 per share and $15.4999 per share, respectively. The pre-funded warrants and warrants were issued with an initial fair value of $37.9 million, which was greater than the aggregate gross proceeds in the 2024 PIPE. The excess of $20.4 million was recorded as loss on issuance of common stock, pre-funded warrants and warrants on the unaudited consolidated statements of operations for the nine months ended September 30, 2024. The Company incurred transaction costs of $1.5 million, consisting of placement agent fees and other expenses, all of which were allocated to the warrant liabilities associated with the pre-funded warrants and warrants issued, and recognized the allocated transaction costs as other expenses when incurred. Please see Note 10 for more information regarding the warrants issued and sold to the investors and Note 9 for more information regarding the shares of the Company’s common stock and the warrants issued and sold to management.

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

The warrant received does not meet the definition of a derivative and is accounted for as an equity investment under ASC 321. The fair value of the warrant at inception was determined to be $2.6 million in October 2024. The warrant is recognized as warrant asset once the vesting restrictions are lifted. During the three and nine months ended September 30, 2025, the Company recognized $1.0 million and $2.9 million as research service revenue – related party for the services rendered, consisting of the fixed cash consideration of $0.8 million and $2.3 million and the variable noncash consideration of $0.2 million and $0.6 million, respectively.

In October 2025, the Company received a notice from TCGFB that TCGFB has elected to terminate the TCGFB Collaboration. Please see Note 13.

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

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of the Company’s office and laboratory space. The sublease term was initially on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. In July 2025, the Company and Nura Bio executed a sublease extension agreement effective May 2025, to extend the lease term for an additional 12 months until May 2026. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. During the three and nine months ended September 30, 2025 and 2024, the Company recognized sublease income of $0.2 million, $0.5 million, $0.2 million and $0.3 million, respectively, as reductions to operating expenses. Tim Kutzkey, Ph.D., a member of the Company’s board of directors, serves as the chairman of the board of directors of Nura Bio. Dr. Kutzkey also serves as Managing Partner of The Column Group, LLC, which is the general partner of certain limited partnerships which are significant stockholders of Nura Bio. The Column Group holds more than 5% of the Company’s common stock. Therefore, the agreement constitutes a related party transaction.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding (in thousands):

Type	Classification	September 30, 2025	December 31, 2024
2021 Public Warrants	Liability	5,287	5,117
2021 PIPE Warrants	Liability	620	790
2024 Pre-Funded Warrants	Liability	40	40
2025 Pre-Funded Warrants	Liability	1,305	—
2024 PIPE Warrants – Series A	Liability	1,132	1,132
2024 PIPE Warrants – Series B	Liability	1,231	1,231
2024 PIPE Warrants – Series C	Liability	—	4,386
2024 PIPE Warrants – Series D	Liability	—	4,386
2025 PIPE Warrants – Series E	Liability	3,293	—
Total		12,908	17,082

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

At the closing of the first tranche in March 2025, (i) 5.2 million shares of common stock, (ii) pre-funded warrants to purchase up to 1.4 million shares of common stock, or the 2025 Pre-Funded Warrants, and (iii) Series E common stock warrants to purchase up to 3.3 million shares of common stock, or the 2025 PIPE Warrants, were issued and sold. As of September 30, 2025, 68,000 shares of the 2025 Pre-Funded Warrants had been exercised and none of the 2025 PIPE Warrants had been exercised.

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

None of the 2024 Pre-Funded Warrants and 2024 PIPE Warrants have been exercised as of September 30, 2025.

2021 Public Warrants

Every 15 outstanding public warrants, or 2021 Public Warrants, entitles the holders thereof to receive one share of common stock that may be purchased at a price of $172.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 12, 2026 or upon redemption or liquidation. None of the 2021 Public Warrants have been exercised as of September 30, 2025.

2021 PIPE Warrants

At September 30, 2025, the Company’s warrants that were issued in connection with a private placement occurring in 2021, or the 2021 PIPE Warrants, are the same in all respects as the 2021 Public Warrants. None of the 2021 Public Warrants have been exercised as of September 30, 2025.

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

Classification

In no event will the Company be required to net cash settle outstanding warrants. The holders of all of the Company’s warrants do not have the rights or privileges of common stockholders and any voting rights until they exercise warrants and receive common stock. All of the Company’s outstanding warrants are classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other (expense) income, net within the unaudited condensed consolidated statements of operations. Please see Note 3 for discussion of warrant valuations.

Note 11. Stock-Based Compensation Plans

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. As of September 30, 2025, there were 0.1 million shares of common stock available for issuance under the 2021 Plan. The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. As of September 30, 2025, there were approximately 0.1 million shares of common stock available for issuance under the ESPP.

2025 Equity Inducement Plan

In August 2025, the board of directors adopted the 2025 Equity Inducement Plan, or the Inducement Plan, and reserved 0.3 million shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted in order to grant share-based awards, including nonqualified stock options and restricted stock units, to newly hired employees as an inducement to such individuals’ entry into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Options granted under the Inducement Plan generally vest over four years and expire ten years from the date of grant. As of September 30, 2025, there were 0.2 million shares of common stock available for issuance under the Inducement Plan.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2024	536	$19.45	8.00
Granted	744	11.38
Exercised	(1)	8.88
Forfeited	(21)	13.02
Expired	(17)	24.40
Outstanding – September 30, 2025	1,241	14.66	8.48	$2,090
Exercisable – September 30, 2025	418	20.98	7.00	600

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at September 30, 2025.

During the nine months ended September 30, 2025 and 2024, the Company granted options with a weighted-average grant-date fair value of $9.01 per share and $7.45 per share.

The intrinsic value of options exercised during the nine months ended September 30, 2025 was de minimis. No options were exercised during the nine months ended September 30, 2024.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.1	—	6.0	6.0
Expected volatility	95.4%	—	96.4%	91.6%
Risk-free rate	3.9%	—	4.2%	4.6%
Dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes the Company’s activity of restricted stock units, or RSUs (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2024	38	$9.16
Granted	98	10.48
Vested	(19)	9.16
Cancelled	(2)	9.87
RSUs, unvested at September 30, 2025	115	10.27

The fair value of RSUs vested during the nine months ended September 30, 2025 and 2024 was $0.3 million and $0.7 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$373	$291	$979	$940
General and administrative	632	748	1,854	2,274
Total stock-based compensation expense	$1,005	$1,039	$2,833	$3,214

As of September 30, 2025, there was approximately $8.3 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.87 years.

Note 12. Segment Reporting

The Company has one reportable segment relating to the research and development of drug candidates to selectively modulate the Wnt pathway for tissue repair and regeneration. The segment derives its revenue from licensing and research collaborations.

The Company’s Chief Executive Officer and the Chief Financial Officer and Chief Operating Officer are together considered the Company's Chief Operating Decision Maker, or CODM, on a consolidated basis. The CODM uses consolidated operating expenses by function to evaluate financial performance, monitor budget versus actual results, and manage the Company’s operations for the purposes of allocating resources and establishing business strategies. The measure of segment assets is not reported as it is not regularly provided or reviewed by the Company’s CODM.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$983	$10,000	$2,949	$10,000
Less:
Compensation excluding stock-based compensation	(3,878)	(3,060)	(10,492)	(9,579)
Development and manufacturing costs	(1,892)	(1,488)	(5,512)	(4,079)
Consultants and third-party services	(2,272)	(664)	(5,028)	(2,556)
Rent and facility expenses	(1,081)	(940)	(3,301)	(2,977)
Stock-based compensation	(1,005)	(1,039)	(2,833)	(3,214)
Depreciation and amortization	(60)	(342)	(492)	(1,120)
Other expense, including loss on execution of the 2025 PIPE(1)	(60,758)	(2,665)	(29,414)	(18,578)
Other segment items(2)	(1,680)	(1,236)	(4,744)	(3,422)
Segment and consolidated net income (loss)	$(71,643)	$(1,434)	$(58,867)	$(35,525)

(1) Other information not reported to CODM includes loss on execution of the 2025 PIPE, loss on amendment and cancellation of warrants, interest income, gain/loss on change in fair value of tranche liability, and gain/loss on change in fair value of warrant liabilities, which are reported as other (expense) income, net on the unaudited consolidated statements of operations.

(2) Other segment items primarily consist of lab expenses, professional services and information technology costs.

For the three and nine months ended September 30, 2025, research service revenue – related party of $1.0 million and $2.9 million was generated in the United States. For the three and nine months ended September 30, 2024, collaboration and license revenue of $10.0 million is attributed to BI, which is domiciled in Germany. As of September 30, 2025 and December 31, 2024, all long-lived assets of the Company reside in the United States.

Note 13. Subsequent Event

In October 2025, the Company received a notice from TCGFB that TCGFB has elected to terminate the TCGFB Collaboration. TCGFB exercised its right to terminate the TCGFB Collaboration for convenience and neither TCGFB nor the Company will incur any termination penalties. The termination will be effective as of November 13, 2025.

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

The chart below represents a summary of our product candidates:

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred operating losses since inception. During the three and nine months ended September 30, 2025, we had net loss of $71.6 million and $58.9 million, respectively. During the three and nine months ended September 30, 2024, we incurred net losses of $1.4 million and $35.5 million, respectively. As of September 30, 2025, we had an accumulated deficit of $344.1 million, and cash and cash equivalents of $81.3 million.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
Collaboration and license revenue	$—	$10,000	$(10,000)	-100%
Research service revenue – related party	983	—	983	*
Total revenue	983	10,000	(9,017)	-90%
Operating expenses:
Research and development	7,774	5,200	2,574	50%
General and administrative	4,094	3,568	526	15%
Total operating expenses	11,868	8,768	3,100	35%
(Loss) income from operations	(10,885)	1,232	(12,117)	*
Interest income	911	431	480	111%
Loss on change in fair value of tranche liability	(40,748)	—	(40,748)	*
Other expense, net	(20,921)	(3,097)	(17,824)	576%
Net loss	$(71,643)	$(1,434)	$(70,209)	*

* Percentage is not meaningful

Collaboration and License Revenue

The decrease of $10.0 million, or 100%, in collaboration and license revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is due to the recognition of a milestone achieved under the CLA with BI in September 2024.

Research Service Revenue – Related Party

The increase of $1.0 million in research service revenue – related party for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is attributable to the research service performed in 2025 under our Research Collaboration Agreement with TCGFB, Inc. In October 2025, we received a notice from TCGFB that TCGFB has elected to terminate the Research Collaboration Agreement. The termination will be effective as of November 13, 2025.

Research and Development Expenses

The increase of $2.6 million, or 50%, in research and development expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is primarily due to a $2.7 million increase in manufacturing costs, lab expenses and consulting fees for our ophthalmology programs and a $0.6 million increase in employee-related expenses, offset by a $0.8 million decrease in clinical expenses as a result of the discontinuation of clinical development of SZN-043.

General and Administrative Expenses

The increase of $0.5 million, or 15%, in general and administrative expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is primarily due to an increase in professional service fees.

Interest Income

The increase of $0.5 million, or 111%, in interest income for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is primarily due to an increase in cash and cash equivalents.

Loss on Change in Fair Value of Tranche Liability

The loss on change in fair value of tranche liability for the three months ended September 30, 2025 was attributable to the noncash change in fair value of tranche liability during the period.

Other Expense, Net

The increase of $17.8 million in other expense, net for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is primarily attributable to the noncash change in fair value of warrant liabilities.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
Collaboration and license revenue	$—	$10,000	$(10,000)	-100%
Research service revenue – related party	2,949	—	2,949	*
Total revenue	2,949	10,000	(7,051)	-71%
Operating expenses:
Research and development	20,374	15,782	4,592	29%
General and administrative	12,028	11,165	863	8%
Total operating expenses	32,402	26,947	5,455	20%
Loss from operations	(29,453)	(16,947)	(12,506)	74%
Interest income	2,232	1,306	926	71%
Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE	—	(20,397)	20,397	-100%
Loss on amendment and cancelation of warrants	(2,073)	—	(2,073)	*
Loss on execution of the 2025 PIPE	(71,084)	—	(71,084)	*
Gain on change in fair value of tranche liability	7,112	—	7,112	*
Gain on settlement of tranche liability	1,117	—	1,117	*
Other income, net	33,282	513	32,769	*
Net loss	$(58,867)	$(35,525)	$(23,342)	66%

* Percentage is not meaningful

Collaboration and License Revenue

The decrease of $10.0 million, or 100%, in collaboration and license revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is due to the recognition of a milestone achieved under the CLA with BI in September 2024.

Research Service Revenue – Related Party

The increase of $2.9 million in research service revenue – related party for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is attributable to the research service performed in 2025 under our Research Collaboration Agreement with TCGFB, Inc. In October 2025, we received a notice from TCGFB that TCGFB has elected to terminate the Research Collaboration Agreement. The termination will be effective as of November 13, 2025.

Research and Development Expenses

The increase of $4.6 million, or 29%, in research and development expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily due to a $5.9 million increase in manufacturing costs and consulting fees for our ophthalmology programs and a $0.5 million increase in employee-related expenses, offset by a $1.8 million decrease in clinical expenses as a result of the discontinuation of clinical development of SZN-043.

General and Administrative Expenses

The increase of $0.9 million, or 8%, in general and administrative expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily due to an increase in professional service fees.

Interest Income

The increase of $1.9 million, or 71%, in interest income for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily due to an increase in cash and cash equivalents.

Loss on Issuance of Common Stock, Pre-Funded Warrants and Warrants in the 2024 PIPE

Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE for the nine months ended September 30, 2024 is a result of the fair value of warrants issued being greater than the proceeds received in the 2024 PIPE.

Loss on Amendment and Cancellation of Warrants

Loss on amendment and cancellation of warrants for the nine months ended September 30, 2025 was due to the noncash change in the fair value of warrant liabilities resulting from the amendment of Series A and Series B common stock warrants and cancellation of Series C and Series D common stock warrants in connection with the 2025 PIPE.

Loss on Execution of the 2025 PIPE

Loss on execution of the 2025 PIPE for the nine months ended September 30, 2025 reflects the loss recognized upon the execution of the 2025 PIPE as the fair value of tranche liability recognized was greater than the committed proceeds from the first tranche.

Gain on Change in Fair Value of Tranche Liability

The gain on change in fair value of tranche liability for the nine months ended September 30, 2025 was attributable to the noncash change in fair value of tranche liability during the period.

Gain on Settlement of Tranche Liability

The gain on settlement of tranche liability for the nine months ended September 30, 2025 was related to the issuance of common stock, pre-funded warrants and Series E common stock warrants in the first closing of the 2025 PIPE. The difference in the fair value of the tranche liability immediately prior to the settlement and the fair value of the issued units in excess of proceeds resulted in a gain of $1.1 million upon settlement.

Other Income, Net

The increase of $32.8 million in other income, net for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily attributable to a $33.9 million noncash change in fair value of warrant liabilities, offset by a $1.3 million increase in the financing transaction costs. Due to the discontinuation of clinical development of SZN-043 in the first quarter of 2025, the fair value of the Series C and Series D common stock warrant liabilities became zero as these warrants would not be exercisable.

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

At-the-Market Program

In August 2025, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of September 30, 2025, we had not sold any shares of common stock under the 2025 ATM.

Terminations of Research Collaboration Agreement with TCGFB, Inc.

In October 2025, we received a notice from TCGFB that TCGFB has elected to terminate the Research Collaboration Agreement. TCGFB exercised its right to terminate the agreement for convenience and neither TCGFB nor us will incur any termination penalties. The termination will be effective as of November 13, 2025.

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

As of September 30, 2025, we had cash and cash equivalents of $81.3 million and accumulated deficit of $344.1 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the filing date of this Quarterly Report. The Food and Drug Administration clearance of SZN-8141’s IND application would trigger funding of the $98.6 million private placement tranche (2025 PIPE), which is expected to fund operations through efficacy, safety and tolerability studies for SZN-8141 and SZN-8143. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(24,432)	$(21,109)
Net cash used in investing activities	(69)	(7)
Net cash provided by financing activities	71,271	16,085
Net increase (decrease) in cash, cash equivalents and restricted cash	$46,770	$(5,031)

Cash Used in Operating Activities

Cash used in operating activities of $24.4 million for the nine months ended September 30, 2025 was primarily due to the use of funds in our operations, and the resulting net loss of $58.9 million and a net change of $1.2 million in our net operating assets and liabilities, offset by $35.7 million in noncash charges. Cash used in operating activities of $21.1 million for the nine months ended September 30, 2024 was primarily due to the use of funds in our operations, the resulting net loss of $35.5 million and a net change of $11.0 million in our net operating assets and liabilities, offset by $25.4 million in non-cash charges.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 and 2024 was related to the purchases of lab equipment.

Cash Provided by Financing Activities

Cash provided by financing activities of $71.3 million for the nine months ended September 30, 2025 was primarily the proceeds from the issuance and sale of common stock, pre-funded warrants and warrants in the 2025 PIPE. Cash provided by financing activities of $16.1 million for the nine months ended September 30, 2024 was primarily related to the issuance and sale of common stock, pre-funded warrants and warrants to investors and certain members of management in a private placement.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2025 have not materially changed since December 31, 2024. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding our contractual obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2025, entities affiliated with The Column Group (of which a member of our board of directors, Tim Kutzkey, Ph.D., is a Managing Partner) beneficially owned approximately [21.5]% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	8/17/2021
3.2	Amended and Restated Bylaws of Surrozen, Inc.	8-K	001-39635	3.1	10/13/2023
3.3	Certificate of Amendment to Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	12/13/2023
4.1	Specimen Warrant Certificate	S-1/A	001-39635	4.3	10/13/2020
4.2	Amended and Restated Warrant Agreement, dated as of March 31, 2023, between Surrozen, Inc. and Continental Stock Transfer & Trust Company	10-K	001-39635	4.6	3/31/2023
10.1	Sales Agreement, dated August 29, 2025, by and between Surrozen, Inc. and TD Securities (USA) LLC.	8-K	001-39635	1.1	8/29/2025
10.2	Sublease Agreement, dated May 15, 2025, by and between Surrozen, Inc. and Nura Bio, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SURROZEN, INC.

Date: November 7, 2025	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Charles Williams
Charles Williams
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)