Form 10-K
period 2025-12-31
Surrozen, Inc./DE
filed 2026-03-23
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $8.94 for shares of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $59.7 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of March 19, 2026 was 11,486,707.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K for the year ended December 31, 2025, or the Annual Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause its actual results to differ significantly from those expressed in any forward-looking statement. There are no guarantees that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the initiation, cost, timing, progress and results of research and development activities, preclinical and clinical trials with respect to current and potential future product candidates;
•
our ability to develop and expand our drug discovery and development capabilities;
•
our ability to obtain the necessary capital to fund our operations while we conduct clinical trials, seek regulatory approval for our product candidates, and complete the product development process;
•
our ability to identify, develop and commercialize product candidates;
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

PART I

Item 1. Business.

Overview

We are a biotechnology company committed to discovering and developing product candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair. Our current strategic focus is ophthalmology, where Wnt signaling plays a central role in retinal vascular integrity, barrier function, and tissue maintenance. We are located in South San Francisco, California.

Our mission is to transform the treatment of serious ophthalmic disease by fully exploiting the Wnt pathway. Building upon the seminal work of our founders and scientific advisors who discovered the Wnt gene and key regulators of the Wnt pathway, we have made breakthrough discoveries that we believe will overcome previous limitations in harnessing the potential of Wnt biology in a tissue-selective manner. These breakthroughs enable us to rapidly and flexibly design tissue-targeted therapeutics that modulate Wnt signaling and form the foundation of our ophthalmology portfolio and research programs, which are designed to restore tissue structure and function in serious eye diseases with high unmet medical need.

Our lead product candidates are multi-specific, antibody-based therapeutics that mimic the roles of naturally occurring Wnt proteins, which are involved in activation and enhancement of the Wnt pathway. Wnt signaling is essential in tissue maintenance and regeneration throughout the body. Our current development efforts are focused on ophthalmology, where the biology of the Wnt pathway is clinically validated and localized delivery enables controlled therapeutic modulation. We believe our approach has the potential to change the treatment paradigm for ophthalmic disease and substantially impact patient outcomes.

Our strategy is to exploit the full potential of Wnt signaling by identifying disease states responsive to Wnt modulation, designing tissue-selective therapeutics, evaluating mechanisms complementary to Wnt signaling, and advancing candidates into clinical development in targeted ophthalmic indications with high unmet need. Our unique approach and platform technologies have led to the discovery and advancement of multiple product candidates. We believe that ophthalmology indications are particularly well-suited for Wnt modulating therapeutics due to the combination of strong genetic and biologic validation and the need for approaches to restore tissue structure and function.

SZN-8141 for Retinal Diseases

We are developing SZN-8141 for the treatment of diabetic macular edema, or DME, and neovascular age-related macular degeneration, or wet AMD. SZN-8141 combines Frizzled 4, or Fzd4, agonism and vascular endothelial growth factor, or VEGF, antagonism and has the potential to provide benefits over treatment with single agents. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF therapies, including monotherapies and dual-pathway agents targeting VEGF and angiopoietin-2, or Ang-2. In addition, MK-3000, a Fzd4 monotherapy, has demonstrated proof of concept in DME in clinical trials. We believe SZN-8141 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8141 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth. We anticipate submitting an IND for SZN-8141 in the second half of 2026.

SZN-8143 for Retinal Diseases

We are developing SZN-8143 for the treatment of DME, wet AMD, and uveitic macular edema, or UME. SZN-8143 combines Fzd4 agonism, VEGF antagonism, and interleukin-6, or IL-6, antagonism and may have benefits over single agents. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF therapies, including monotherapies and dual-pathway agents targeting VEGF and Ang-2. In addition, MK-3000, a Fzd4 monotherapy, has demonstrated proof of concept in DME in clinical trials. We believe SZN-8143 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8143 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth.

Research Programs

In addition to SZN-8141 and SZN-8143, we are evaluating research-stage programs focused on other ophthalmic indications where Wnt signaling plays an important role in tissue maintenance and regeneration.

In preclinical models of corneal endothelial disease, these programs enhanced proliferation of primary human corneal endothelial cells in vitro, demonstrated evidence of wound healing in acute corneal endothelial injury models, and rapidly reduced central corneal thickness along with demonstrating improved corneal clarity in a cryoinjury model in mouse and rabbit. In preclinical retinal research models, these programs stimulated retinal pigment epithelium cell proliferation and differentiation in culture and provided neuroprotection in acute injury and progressive degeneration models of photoreceptor degeneration.

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

In October 2022, we executed a Collaboration and License Agreement, or CLA, with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. In September 2024, Boehringer Ingelheim decided to move forward with the development of SZN-413, which triggered a $10.0 million milestone payment to us. In March 2026, Boehringer Ingelheim achieved a research milestone, reflecting a positive outcome of the IND-enabling GLP toxicology study. This research milestone entitles us to receive a $5.0 million payment from Boehringer Ingelheim.

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

Our Antibody Engineering Platform

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

Our Scientific Approach

By combining our Wnt biology expertise with our proprietary technologies and capabilities, we are focusing on therapeutic opportunities in ophthalmology with high unmet need. Our approach includes:

Identifying and characterizing areas where Wnt biology is critical to tissue structure and function. To date, we have investigated the importance of Wnt signaling in over 20 different tissue types and have prioritized multiple ocular tissue types for further exploration.

Prioritizing disease opportunities where there is significant evidence based on our proprietary model systems and tool compounds that Wnt activation could play a role in tissue repair in severe ophthalmic disease.

Focusing efforts and investments in ophthalmic diseases where the strength of our capabilities can potentially address key limitations of existing therapeutic approaches.

Seeking to limit or eliminate the potential oncogenic risk from Wnt pathway activation through our selective activation in the target ocular disease tissue, we focus on severe disease, limited treatment exposure, and mimicking a physiologic repair process that is self-limiting. In preclinical studies, we have observed that the predominant response to Wnt signaling is in diseased tissue.

Our Technology

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

Wnt Activation: SWAP (Surrozen Wnt signal Activating Protein)

Our SWAP molecules are designed to mimic the activity of naturally occurring Wnt proteins. They are bispecific full-length human (IgG) antibodies that, like Wnt proteins, directly activate the Wnt-signaling pathway in target tissue by binding to two of its natural co-receptors, Fzd and Lrp. With our SWAP technology, we combine Fzd and Lrp antibody-binding domains into bispecific antibodies to selectively activate Wnt signaling. We have generated and validated a broad library of SWAPs that have successfully activated Wnt-signaling. Our product candidates utilize our SWAP technology and are designed to activate the Wnt pathway in injured tissue where certain Fzd receptors are expressed and the natural Wnt ligand is disturbed.

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

Figure 2. Pipeline

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

We are currently focused on leveraging our expertise in Wnt signaling to develop potential therapeutics for ocular diseases such as diabetic macular edema, wet age-related macular degeneration and uveitic macular edema.

SZN-413, a Fzd4 targeted bi-specific antibody, is being developed as a novel treatment for retinal vascular-associated diseases and utilizes our proprietary SWAP technology to activate Wnt signaling. Fzd4 mediated Wnt signaling is known to play a critical role in retinal vascular integrity and function. Data generated in preclinical models of retinopathy demonstrated SZN-413 stimulated Wnt signaling and was able to induce normal retinal vessel regrowth while suppressing pathological vessel growth. In October 2022, we executed a Collaboration and License Agreement, or CLA, with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. In September 2024, Boehringer Ingelheim decided to move forward with the development of SZN-413, which triggered a $10.0 million milestone payment to us. In March 2026, Boehringer Ingelheim achieved a research milestone, reflecting a positive outcome of the IND-enabling GLP toxicology study. This research milestone entitles us to receive a $5.0 million from Boehringer Ingelheim. Please see “Collaboration and License Arrangements” for further information regarding our licensing and collaboration agreement with Boehringer Ingelheim.

Beyond our work with Boehringer Ingelheim on SZN-413, we also have multiple novel ophthalmology product candidates targeting Fzd4 which have demonstrated proof-of-concept in preclinical studies. These product candidates do not fall within the scope of the CLA with Boehringer Ingelheim and are wholly owned by us. Data generated in preclinical models of retinopathy demonstrated these product candidates stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth. These programs include:

•
SZN-8141: Fzd4-antiVEGF product candidate combining Fzd4 agonism and vascular endothelial growth factor, or VEGF, antagonism which may have benefits over treatment with single agents for diabetic macular edema, or DME, and neovascular age related macular degeneration, or wet AMD
•
SZN-8143: Fzd4-antiVEGF-antiIL6 product candidate combining Fzd4 agonism, VEGF antagonism, and interleukin-6, or IL-6, antagonism which may have benefits over single agents for treatment of DME/wet AMD/uveitic macular edema, or UME

The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF therapies, including monotherapies and dual-pathway agents targeting VEGF and Ang-2. In addition, Fzd4 and anti-IL-6 monotherapies have demonstrated proof of concept in clinical trials. We believe SZN-8141 and SZN-8143 have the potential to treat multiple retinopathy indications and differentiate from existing therapies.

We are also evaluating additional ophthalmology research programs targeting components of the Wnt signaling pathway. These research programs are being evaluated for the treatment of retinal and corneal diseases. In preclinical models of corneal endothelial disease, these programs enhanced proliferation of primary human corneal endothelial cells in vitro, demonstrated evidence of wound healing in acute corneal endothelial injury models, and rapidly reduced central corneal thickness along with demonstrating improved corneal clarity in a cryoinjury model in mouse and rabbit. In retinal research models, these programs stimulated retinal pigment epithelium cell proliferation and differentiation in culture and provided neuroprotection in acute injury and progressive degeneration models of photoreceptor degeneration.

Our Strategy

Our strategy is to develop a portfolio of product candidates that can repair tissue damage and regenerate functional tissues. Consistent throughout our strategy is our goal to activate Wnt signaling only within targeted diseased tissue, focusing on ophthalmology where Wnt biology is strongly validated. We plan to achieve this goal by:

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
•
Developing novel product candidates and expanding our platform technologies focused in ophthalmology to further our leading position in developing Wnt signaling pathway modulators. Wnt signaling is critical in tissue regeneration throughout the body, including in the eye, intestine, liver, lung, retina, kidney, cochlea, cornea, skin, pancreas and central nervous system. Our research suggests that SWAP will provide us with the opportunity to generate specific modulators of Wnt signaling. We have generated libraries of Wnt receptor binders that have helped us create a broad portfolio of product candidates. We have developed and filed patent applications for additional Wnt modulating antibody technologies and are committed to continuously applying new insights, tools, technologies and capabilities to additional diseases and areas and adding to our platform technologies and pipeline.
•
Pursuing strategic alliances to maximize the full potential of our pipeline. The importance of the Wnt signaling pathway and the potential therapeutic applications of Wnt pathway mimetics are expected to provide us with an abundance of product candidates. We believe this generates an exciting opportunity to enter into strategic alliances to accelerate product development and maximize commercial potential. In October 2022, we executed the CLA with Boehringer Ingelheim to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413.

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

Signaling through the Wnt pathway can stimulate cell proliferation as well as control cell differentiation and movement. Cell-to-cell communication is needed during embryonic development, and Wnt signaling is essential for development to proceed properly. In both embryonic stem cells and pluripotent stem cells, the Wnt pathway has a dual role in both promoting stem cell renewal and differentiation of certain cell types. In adults, Wnt has a critical role in promoting proliferation and stem cell renewal in multiple tissues. Wnt signaling is important for both the development and maintenance of the retinal vasculature. Activating the Wnt pathway may restore retinal vascular integrity in DME and wet AMD leading to improvements in anatomic control and visual function.

We believe that several characteristics of the Wnt signaling pathway make this pathway attractive for drug development:

•
Broad potential for therapeutic intervention, including ophthalmic indications. Signaling through the Wnt pathway is critical in cell fate determination in tissues throughout the body. Aberrant Wnt signaling underlies a broad range of pathologies in humans. In some cases, such as in certain rare bone diseases, mutations in the Wnt signaling pathway are the cause of the disease. Mutations in Wnt signal pathway components are also associated with retina vessel disorders such as Norrie disease and familial exudative vitreoretinopathy, or FEVR, tooth development disorders, and metabolic diseases including diabetes. Preclinical model studies have shown that Wnt signaling is instrumental for liver regeneration, intestine epithelium turnover and injury repair, and plays a role in maintaining residential stem cells in many more adult tissues including lung, kidney, cochlea, skin and the central nervous system.
•
Common activation mechanism across Wnt proteins. There are 19 Wnt protein genes in the human genome and the genomes of other mammals. Most Wnt proteins bind interchangeably to the 10 different Fzd receptors with little discrimination. Genetic knockouts in mice have shown that individual Wnt protein genes have distinct functions. The differences in biological functions likely arise from discrete localized expression and the relative insolubility of Wnt proteins which limits migration from the site of synthesis. On the other hand, when it comes to biochemical signaling, the different Wnt proteins have very similar activities upon target cells. This, in turn, implies that the same therapeutic approach could be used to address multiple diseases, including diseases of both the anterior and posterior segments of the eye.
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

The low solubility of Wnt proteins due to the required fatty acid modification limits the ability of natural Wnt proteins themselves to be developed as therapeutic agents. The lack of solubility of Wnt proteins makes them difficult to purify; difficult to formulate into an easily administered drug; and difficult to deliver to various tissues in the body. In contrast, we have developed technologies enabling us to develop activators and amplifiers of Wnt signaling which avoid the low solubility of natural Wnt proteins. These technologies trigger the Wnt pathway to act in a transient manner by mimicking the binding of Wnt proteins and other regulators of the pathway. Our goal is to use our technologies to develop therapeutics that can modulate the naturally occurring Wnt response and promote healing, with an initial focus on serious retinal diseases.

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

SWAP
Wnt
Fzd
Lrp
Fzd
Lrp
Fzd
Wnt Signal
Tissue
Regeneration
Wnt Signal

Figure 3. Like endogenous Wnt (left side), our SWAP technology activates Wnt signaling by binding specific Fzd and Lrp receptors (right side)

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

In our SWAP technology, we created multivalent bispecific antibodies that bring together two different sets of antibody-binding domains—one set that binds to Fzd and another set that binds to Lrp. We found that certain recombinant proteins containing these two antibody-binding domains were able to simultaneously bind both Fzd and Lrp, however, inducing the simple bimolecular interaction of one Fzd and one Lrp was, in most cases, insufficient to induce Wnt signaling, as can be observed in Figure 4.

In Figure 4 below, in an assay measuring protein concentration (x-axis) against Wnt pathway activation (as measured by relative light units, or RLU, y-axis), we have demonstrated that a simple bivalent antibody containing a single Fzd binding domain (F1) (the blue line) and a single Lrp binding domain (L2) (the red line) did not significantly induce the Wnt signaling pathway. At similar concentrations, naturally-occurring Wnt (Wnt3a) (the green line) demonstrated pathway activation.

Figure 4. A simple bivalent antibody containing a single Fzd binding domain (F1) and a single Lrp binding domain (L2) did not significantly induce the Wnt signaling pathway. At similar concentrations, naturally-occurring Wnt (Wnt3a) demonstrated pathway activation.

However, multivalent antibodies that contained multiple binding domains, either two Fzd-binding domains with one Lrp binding domain (the blue line in Figure 5 below) or two of each binding domain (the light green line), led to activation of the Wnt signaling pathway at concentrations that were 100 times or lower than required for activation by Wnt3a (the dark green line), as can be observed in Figure 5. For comparison, an antibody with a single Fzd binding domain (the red line) did not demonstrate significant activity.

F3:5:L2:Fc
F3:L2:Fc+F3:αGFP:Fc
F3:L2:Fc+αGFP:L2:Fc
WNT3A
1500000
1000000
500000
0
RLU
-6
-4
-2
0
2
4
log[Protein], nM
F3
F3
L2
αGFP
F3
αGFP
L2
L2

Figure 5. Multivalent antibodies with two Fzd binding domains (F3) and at least one Lrp binding domain (L2) led to more potent activation of the Wnt signaling pathway.

SZN-8141 and SZN-8143 – Our Product Candidates for the Treatment of Retinopathies

We are developing a series of product candidates based on the SWAP technology, which combines binding domains for specific Fzd receptors and binding domains for specific Lrp receptors. Our current product candidates, SZN-8141 and SZN-8143, are for the treatment of retinal vascular associated diseases.

Retinopathies Disease Background

We plan to address multiple serious diseases of the eye (retinopathies) with a novel approach to restoring tissues that may complement or replace existing treatments:

•
Neovascular or “Wet” Age-Related Macular Degeneration (Wet AMD)
•
Diabetic Macular Edema (DME)
•
Uveitic Macular Edema (UME)

Diabetic retinopathy, or DR, is a microvascular complication of diabetes and is a major cause of vision loss and disability in the middle-aged population. In the U.S., the prevalence of DR is almost 10 million people. The pathogenesis of DR leads to vascular leakage, which causes diabetic macular edema, and capillary occlusion leading to retinal ischemia. The longer a person has Type-1 or Type-2 diabetes, the more likely they are to develop DME. DME is a complication of DR, characterized by fluid buildup in the macula resulting in vision loss if untreated. DME occurs in approximately 15% of patients with DR, or almost 1.4 million people in the U.S. There remains a significant opportunity to improve on current treatment approaches.

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

Approximately 10% of all AMD patients will experience a more drastic vision loss as their condition progresses to wet AMD. In wet AMD, vessels grow abnormally within the choroid layer, called choroidal neovascularization, or CNV, and penetrate through the Bruch’s membrane, or in some cases even further through the RPE into the subretinal space. These newly formed vessels are highly permeable and leak blood and fluid as they penetrate through the layers of the retina. This leads to the thickening of the retina and the misalignment of photoreceptors, causing blurred or distorted vision. An increase in disease prevalence will contribute to market growth. Wet AMD is estimated to occur in approximately 1.3 million people in the U.S. and this market is forecasted to continue to increase.

VEGF inhibitors, or “anti-VEGFs”, have become the standard treatment used in both wet AMD and DME due to their ability to improve visual acuity outcomes and reduce fluid exudation. With newer agents utilizing a combination of mechanisms, further improvements in the standard of care have occurred. For example, Vabysmo is a bispecific antibody approved in 2022 that inhibits VEGF and Ang-2. In its registrational clinical studies, Vabysmo demonstrated non-inferiority to its comparator control, aflibercept, on the primary endpoint of best-corrected visual acuity (BCVA). Vabysmo also demonstrated improvements in anatomic measures such as central subfield thickness in DME and less frequent dosing across both DME and wet AMD. Vabysmo is one of the market-leading products and generated over $5 billion in global revenue in 2025. However, unmet medical need still exists, as existing medications have limitations in terms of duration of efficacy and the need for frequent dosing in this large global market in wet AMD and DME. Branded anti-VEGF therapies for the treatment of retinal diseases, including wet AMD and DME, cumulatively generated over $13 billion in global revenue in 2025.

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

Our Solution: Combining Multiple Clinically Validated Mechanisms into a Single Multifunctional Therapeutic

Surrozen is developing SZN-8141 that combines Fzd4 agonism and VEGF antagonism which has the potential to provide benefits over treatment with single agents for DME and wet AMD. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF therapies, including monotherapies and dual-pathway agents targeting VEGF and Ang-2. In addition, MK-3000, a Fzd4 monotherapy has demonstrated proof of concept in a Phase 1/2 clinical trial in DME with an improvement in BCVA that was comparable to anti-VEGF therapies. We believe SZN-8141 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8141 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth and reduce vascular leakage. In a delayed oxygen induced retinopathy model, SZN-8141 demonstrated a significant reduction in both avascular area and neovascularization compared to either Wnt agonism or VEGF inhibition alone, as well as when both antibodies were co-administered, suggested a preclinical synergistic effect versus either mechanism alone.

Surrozen is developing SZN-8143 that combines Fzd4 agonism, VEGF antagonism, and IL-6 antagonism which may have benefits over single agents for treatment of DME, wet AMD, and UME. IL-6 is a pro-inflammatory cytokine involved in the pathogenesis of uveitis and retinal disease and is upregulated in these diseases. IL-6 inhibition in combination with VEGF inhibition demonstrated numerically superior efficacy to VEGF inhibition alone in a Phase 2 study in DME patients on the primary endpoint of BCVA. Additionally, an IL-6 antagonist achieved its primary endpoint on BCVA in a pivotal Phase 3 study in UME. We believe SZN-8143 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8143 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth.

Surrozen is also evaluating additional ophthalmology research programs targeting components of the Wnt signaling pathway. These research programs are being evaluated for the treatment of retinal and corneal diseases. In preclinical models of corneal endothelial disease, our programs enhanced proliferation of primary human corneal endothelial cells in vitro, demonstrated evidence of wound healing in acute corneal endothelial injury models, and rapidly reduced central corneal thickness along with demonstrating improved corneal clarity in a cryoinjury model in mouse and rabbit. In retinal research models, these programs stimulated retinal pigment epithelium cell proliferation and differentiation in culture and provided neuroprotection in acute injury and progressive degeneration models of photoreceptor degeneration.

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

Collaboration and License Arrangements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, we executed the CLA with Boehringer Ingelheim to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. Boehringer Ingelheim and us conducted partnership research focused on SZN-413 during a 1.5-year period. Under the CLA, Boehringer Ingelheim has an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by Boehringer Ingelheim. After the initial period of joint research, Boehringer Ingelheim is responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. For five years after the effective date of the CLA, we are prohibited from preclinically and clinically developing or commercializing Fzd4 bi-specific antibodies that have certain properties for any diseases of the eye, and Boehringer Ingelheim is prohibited from clinically developing or commercializing licensed products for any purpose other than diseases of the eye. Unless terminated earlier, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of Boehringer Ingelheim’s royalty obligations. Boehringer Ingelheim has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach. Under the terms of the CLA, Boehringer Ingelheim agreed to pay a non-refundable upfront payment of $12.5 million less applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property.

Stanford License Agreement

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

Research Collaboration Agreement with TCGFB, Inc.

In October 2024, we entered into a strategic research collaboration with a privately-held company, TCGFB, Inc., or TCGFB, to discover antibody therapeutics targeting transforming growth factor beta, or TGF-β, for the potential treatment of patients with idiopathic pulmonary fibrosis. Under the terms of the agreement, we provide antibody discovery services for a period of up to two years. TCGFB will own all TGF-β product related intellectual property. In exchange for our research services, TCGFB agreed to pay us up to $6.0 million in the aggregate, plus any third-party costs, and issued us a warrant exercisable for up to 3.4 million shares of TCGFB common stock at an exercise price of $0.0001 per share based on certain vesting conditions. TCGFB was founded and is controlled by entities affiliated with The Column Group. The agreement constitutes a related party transaction because entities affiliated with The Column Group hold more than 5% of our common stock and Dr. Kutzkey, a member of our board of directors, serves as Managing Partner of The Column Group. The Research Collaboration Agreement was terminated effective November 13, 2025.

Patents and Other Proprietary Rights

As of December 31, 2025, our patent portfolio consisted of over 25 pending patent application families, including 22 families that have entered national phase in the United States and/or other countries, three families with pending Patent Cooperation Treaty, or PCT, applications, and one family with a pending U.S. provisional application. These patent applications are directed to, for example, the SWAP platform, the out-licensed SZN-413, as well as methods of treating disorders of the liver, intestine, retina, cornea, lacrimal gland, lung and kidney.

SWAP Platform Technology

As of December 31, 2025, we solely own or exclusively license 21 patent families related to our SWAP platform. These patent families are directed to compositions of matter and/or methods of use, and relate to Wnt mimetics that bind to both a Fzd receptor and an LRP receptor, and binding domains and uses thereof. Any patents that issue from these patent families are predicted to expire between 2035 and 2046 absent any patent term adjustment or extension.

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

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We face potential competition from many different sources, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing, and commercialization of therapies aimed at treating ophthalmic, autoimmune, inflammatory, metabolic, and other diseases. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of retinal diseases for which we have product candidates. Certain of our competitors have commercially approved products for the treatment of retinal diseases that we are pursuing or may pursue in the future, including Roche, Regeneron and Novartis for the treatment of wet AMD, DME, DR and retinal vein occlusion. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to educate these parties on the benefits of switching to any product candidates developed by us. Companies are developing and/or commercializing therapeutics in the retinal disease area include large companies with significant financial resources, such as Roche, Novartis, Bayer, Regeneron, AbbVie, Boehringer Ingelheim, Amgen, Merck, Sanofi, Eli Lilly, and Samsung Bioepis. In addition to competition from other companies targeting retinal indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Merck’s MK-3000 (gained through its acquisition of EyeBio), is an investigational tri-specific Wnt agonist antibody, in a Phase 2/3 clinical trial in patients with treatment-naïve diabetic macular edema and treatment-naïve neovascular age-related macular degeneration. Acquired by Roche in 2024, AntlerA Therapeutics was a preclinical stage company developing Wnt antibody-like molecules (ANTs) that activate Fzd receptor complexes and are designed to control tissue stem cells and promote tissue repair and rejuvenation. To our knowledge, neither Merck nor Roche has announced any additional development stage Wnt agonist compounds in retinal diseases.

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

Biosimilars and Reference Product Exclusivity

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

Employees and Human Capital Resources

Our Employees

As of March 1, 2026, we had 44 full-time employees, with 27 in research and development and 17 in general and administrative functions. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

We have taken caution and adhered to local safety guidelines with regard to respiratory viruses (COVID-19, flu and RSV). Policies and practices are in place to ensure the safety of employees within the office, including increasing cleaning procedures, encouraging employees who are able to work from home to do so and additional safety measures as appropriate. For any employee who contracts a virus, we provide sick leave for any affected employee at 100% of their salary or average hourly wages.

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

Corporate Information

Our principal executive offices are located at 171 Oyster Point Blvd., Suite 400, South San Francisco, California 94080 and our telephone number is (650) 489-9000. Our corporate website address is www.surrozen.com. The contents of our website are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

We expect our net operating losses to increase substantially as our product candidates advance into clinical development. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, continuing development for our lead product candidates, successful development and testing of SZN-413 by Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future alliances, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our current and potential future collaborators, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

•
the timing and progress of preclinical and clinical development of current and potential future product candidates;
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
•
product-related side effects experienced by participants in our clinical trials (such as the asymptomatic transaminase elevations) or by individuals using drugs or therapeutic antibodies similar to ours, including immunogenicity;
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

We may ultimately discover that our product candidates do not possess certain properties that we believe are beneficial for therapeutic effectiveness and safety. For example, although our lead product candidates exhibited encouraging results in animal studies, they may not demonstrate the same properties in humans and may interact with human physiology in unforeseen, ineffective or harmful ways, as shown by the observations of asymptomatic transaminase elevations. As a result, we may never succeed in developing a marketable product based on any of our current or future product candidates. If our product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody-based discovery and development and materially and adversely affect our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to use and expand our Wnt therapeutics platform to build a pipeline of product candidates.

A key element of our strategy is to use and expand our Wnt therapeutics platform to discover and develop a portfolio of Wnt product candidates that can facilitate the repair and/or regeneration of damaged tissue for patients suffering from a variety of severe diseases. Although our research and development efforts to date have resulted in the discovery and development of current and potential product candidates, our current product candidates may not be safe or effective therapeutics and we may not be able to develop any successful product candidates. Our platform is evolving and may not reach a state at which building a pipeline of product candidates is possible. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance.

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

From time to time, we consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. For example, in October 2022, we executed a strategic partnership with Boehringer Ingelheim for the research and development of SZN-413 for the treatment of retinal diseases. We will continue to evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies or hospitals. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our Wnt therapeutics platform. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase its near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.

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

From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies in our internal drug discovery programs as well as the commencement and completion of our ongoing and planned clinical trials. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or any future collaborators’ drug discovery and development programs, the amount of time, effort and resources committed by us and any future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that we or any current or future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, including the milestones in our agreement with Boehringer Ingelheim, our business could be materially adversely affected and the price of common stock could decline.

Clinical trials are expensive, time-consuming and difficult to design and implement, which may cause delays in our development timelines, increase costs, and limit our ability to timely complete our trials.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our current and potential future product candidates are based on new technologies and discovery approaches, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, because of the limited number of product candidates that target the Wnt pathway, the FDA or other regulatory authorities may require us to perform additional testing before commencing or resuming clinical trials and be hesitant to allow us to enroll patients impacted with its targeted disease indications in Phase 1 trials. If we are unable to enroll patients impacted by the targeted disease indications in our current and planned Phase 1 trials, we may continue to be delayed or would be delayed in obtaining potential proof-of-concept data in humans, which could extend our development timelines. In addition, costs to treat patients and to treat potential side effects that may result from our product candidates may be significant. Accordingly, our clinical trial costs are likely to be high and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

If the market opportunities for our current and potential future product candidates are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of retinal vascular associated diseases that our lead product candidates may be able to treat are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for our candidates may further be reduced if its estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from SZN-413, SZN-8141, or SZN-8143.

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

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We face potential competition from many different sources, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing, and commercialization of therapies aimed at treating ophthalmic, autoimmune, inflammatory, metabolic, and other diseases, including indications that we are pursuing or may pursue in the future. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.

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

Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under current law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under current law, NOLs generated in taxable years beginning after December

31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2025, we had NOLs of approximately $185.1 million and $31.3 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. NOLs generated after 2018 for federal tax reporting purposes of $181.6 million have an indefinite carryforward period. The remaining federal and all state NOLs begin expiring in 2036.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We have determined that we likely had an ownership change in September 2020, April 2024 and November 2025. As a result of the annual limitations caused by the ownership changes, it was estimated that approximately $3.9 million of federal tax credit, $9.0 million of federal NOL and $76.2 million of California NOL will expire unutilized for income tax purposes, and such amounts are excluded from the carryforward balances of December 31, 2025. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, and some of which are outside our control. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which may result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.

Our success largely depends on the continued service of key executive management, advisors and other specialized personnel, including Craig Parker, our President and Chief Executive Officer and Charles Williams, our Chief Operating Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees. The loss of one or more members of the executive team, management team or other key employees or advisors could delay research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Our contract manufacturing organization is located in the United Kingdom and Switzerland for the manufacture and supply of our drug substance and drug product. Additionally, several of our suppliers are located outside of the United States. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

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

We may selectively seek additional third-party collaborators for the development and commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates, including our collaboration with Boehringer Ingelheim, pose many risks to us, including that:

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

Even if patents do successfully issue from our owned or in-licensed patent application, and even if such patents cover our current or any future technologies or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any current or future technologies or product candidates that it may develop. Likewise, if patent applications we own or have in-licensed with respect to our development programs and current or future technologies or product candidates fail to issue, if their breadth or strength is threatened, or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or product candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain or any loss of patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar or identical to SZN-413, SZN-8141, SZN-8143 or any future product candidates.

The filing of a patent application or the issuance of a patent is not conclusive as to its ownership, inventorship, scope, patentability, validity or enforceability. Issued patents and patent applications may be challenged in the courts and in the patent office in the United States and abroad. For example, our patent applications or patent applications filed by our licensors, or any patents that grant therefrom, may be challenged through third-party submissions, opposition or derivation proceedings, which can be complex, time-consuming and costly. By further example, any issued patents that may result from our owned or in-licensed patent applications may be challenged through reexamination, inter partes review or post-grant review proceedings before the USPTO, or in declaratory judgment actions or counterclaims. For example, in February 2026, Merck filed a post-grant review petition with the U.S. Patent Trial and Appeal Board challenging our U.S. Patent No. 12,297,278 (the ‘278 patent) claiming certain multispecific, tetravalent Wnt surrogate molecules. We are evaluating Merck’s petition and will respond in accordance with the schedule set by the USPTO. The ‘278 patent is in one of our 21 patent families that we solely own or exclusively license as of December 31, 2025 related to our SWAP platform. Our product candidates do not solely rely on the ‘278 patent in respect to intellectual property protection.

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
•
Furthermore, we expect to rely on CROs, collaborators such as Boehringer Ingelheim and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we expect to enter into agreements governing their committed activities, we may have limited influence over their actual performance.

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

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize current or potential future product candidates.

Current and any potential future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our potential future collaborators to begin selling them.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising.

Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

We currently expect to use our existing cash to fund the development of our lead product candidates through the continuation of first in human trials and to fund our other ongoing research and discovery programs, as well as for working capital and other general corporate purposes. We may also use a portion of our cash to in-license, acquire or invest in complementary businesses, technologies, products or assets. However, other than our CLA with Boehringer Ingelheim, we have no current commitments or obligations to do so. Therefore, our management will have flexibility in allocating our cash. Accordingly, you will be relying on the judgment of our management with regard to the allocation of our cash, and you will not have the opportunity, as part of your investment decision, to assess whether the cash is being allocated appropriately. It is possible that the cash will be invested in a way that does not yield a favorable, or any, return for our company.

We may issue additional shares of common stock or other equity securities without your approval, including pursuant to our employee stock plans, and holders of warrants and options may choose to exercise their warrants and options requiring us to issue shares of common stock; all of these actions would dilute your ownership interest and may depress the market price of our common stock.

Significant additional capital will be needed in the future to continue our planned operations, including further development of our Wnt therapeutics platform, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In April 2024 and March 2025, we issued and sold shares of common stock, pre-funded warrants and warrants to purchase common stock in private placements. Please see Notes 8, 9 and 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding the private placements and the terms of the warrants. In addition, outstanding options and warrants may be exercised and restricted stock units may vest resulting in the issuance of additional shares of common stock, which will result in further dilution to our stockholders.

In addition, in March 2025, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM, and to date we have sold 2,150,937 shares of common stock for net proceeds of $35.9 million under the 2025 ATM. In March 2026, we terminated the 2025 ATM and entered into a new sales agreement with TD Cowen to issue and sell up to $50.0 million of shares of common stock.

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

As of December 31, 2025, entities affiliated with The Column Group (of which a member of our board of directors, Tim Kutzkey, Ph.D., is a Managing Partner) beneficially owned approximately 22.5% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

We qualify as a smaller reporting company within the meaning of the Exchange Act, and since we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive

We qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. We expect to take advantage of such reduced disclosure obligations which may also make comparison of our financial statements with other public companies difficult or impossible.

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

Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our audit committee is responsible for the oversight of risks from cybersecurity threats. Members of our audit committee receive updates at least annually from senior management, including leaders from our Information Technology team regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

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

Holders

As of March 1, 2026, there were 45 holders of record of our shares of common stock and 7 holders of record of our public warrants. These amounts do not include stockholders for whom shares are held in street name by banks, brokers and other nominees.

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

Overview

We are a biotechnology company committed to discovering and developing product candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair. Our current strategic focus is ophthalmology, where Wnt signaling plays a central role in retinal vascular integrity, barrier function, and tissue maintenance. We are located in South San Francisco, California.

Our mission is to transform the treatment of serious ophthalmic disease by fully exploiting the Wnt pathway. Building upon the seminal work of our founders and scientific advisors who discovered the Wnt gene and key regulators of the Wnt pathway, we have made breakthrough discoveries that we believe will overcome previous limitations in harnessing the potential of Wnt biology in a tissue-selective manner. These breakthroughs enable us to rapidly and flexibly design tissue-targeted therapeutics that modulate Wnt signaling and form the foundation of our ophthalmology portfolio and research programs, which are designed to restore tissue structure and function in serious eye diseases with high unmet medical need.

Our lead product candidates are multi-specific, antibody-based therapeutics that mimic the roles of naturally occurring Wnt proteins, which are involved in activation and enhancement of the Wnt pathway. Wnt signaling is essential in tissue maintenance and regeneration throughout the body. Our current development efforts are focused on ophthalmology, where the biology of the Wnt pathway is clinically validated and localized delivery enables controlled therapeutic modulation. We believe our approach has the potential to change the treatment paradigm for ophthalmic disease and substantially impact patient outcomes.

Our strategy is to exploit the full potential of Wnt signaling by identifying disease states responsive to Wnt modulation, designing tissue-selective therapeutics, evaluating mechanisms complementary to Wnt signaling, and advancing candidates into clinical development in targeted ophthalmic indications with high unmet need. Our unique approach and platform technologies have led to the discovery and advancement of multiple product candidates. We believe that ophthalmology indications are particularly well-suited for Wnt modulating therapeutics due to the combination of strong genetic and biologic validation and the need for approaches to restore tissue structure and function.

The chart below represents a summary of our pipeline:

Please see “Part I, Item I – Business” for a further discussion of our product candidates.

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred net losses since inception. For the years ended December 31, 2025 and 2024, we incurred net losses of $242.0 million and $63.6 million, respectively. As of December 31, 2025, we had an accumulated deficit of $527.3 million and cash and cash equivalents of $89.2 million.

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

Licensing Arrangements

In October 2022, we executed a Collaboration and Licensing Agreement, or the CLA, with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, to research, develop and commercialize Frizzled 4, or Fzd4, bi-specific antibodies designed using our SWAP technology, including SZN-413. Boehringer Ingelheim and us conducted partnership research focused on SZN-413 during a 1.5-year period. Under the CLA, Boehringer Ingelheim has an exclusive, royalty-bearing, worldwide, sublicensable license, under our applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by Boehringer Ingelheim. After the initial period of joint research, Boehringer Ingelheim is responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. For five years after the effective date of the CLA, we are prohibited from preclinically and clinically developing or commercializing Fzd4 bi-specific antibodies that have certain properties for any diseases of the eye, and Boehringer Ingelheim is prohibited from clinically developing or commercializing licensed products for any purpose other than diseases of the eye. In March 2026, Boehringer Ingelheim achieved a research milestone, reflecting a positive outcome of the IND-enabling GLP toxicology study. The achievement of the research milestone entitles us to receive a $5.0 million non-refundable and non-creditable payment from Boehringer Ingelheim.

In October 2024, we entered into a strategic research collaboration with a privately-held company, TCGFB, Inc., or TCGFB, to discover antibody therapeutics targeting transforming growth factor beta, or TGF-β, for the potential treatment of patients with idiopathic pulmonary fibrosis, or TCGFB Collaboration. Under the terms of the agreement, we provide antibody discovery services for a period of up to two years. TCGFB will own all TGF-β product related intellectual property. In exchange for our research services, TCGFB agreed to pay us a fixed monthly fee up to $6.0 million in the aggregate, plus any third-party costs, and issued us a warrant exercisable for up to 3.4 million shares of TCGFB common stock at an exercise price of $0.0001 per share based on certain vesting conditions. TCGFB was founded and is controlled by entities affiliated with The Column Group. The agreement constitutes a related party transaction because entities affiliated with The Column Group hold more than 5% of our common stock and Dr. Kutzkey, a member of our board of directors, serves as Managing Partner of The Column Group. The Research Collaboration Agreement was terminated effective November 13, 2025.

We also have entered into patent and research license arrangements with third-parties. The license agreements require milestone payments upon the achievement of certain regulatory and developmental stages. In addition, we will be required to pay royalties on sales of certain licensed products. As of December 31, 2025, we have incurred nominal fees and milestone payments under our license agreements. Upon the achievement of further regulatory and developmental milestones and the sale of licensed products, we may incur significant fees and royalties under these licenses.

Please see “Part I, Item I – Business – Intellectual Property - Collaboration and License Arrangements” for a further discussion of our collaboration and license arrangements.

Components of Results of Operations

Revenue

Collaboration and License Revenue

We had not generated any revenue prior to the execution of the CLA in October 2022. Under the terms of the CLA, Boehringer Ingelheim paid us a non-refundable upfront payment of $12.5 million less applicable withholding tax and agreed to pay success-based milestone payments up to $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. In September 2024, a milestone was achieved upon decision by Boehringer Ingelheim to move forward with the development of SZN-413, and we received a $10.0 million non-refundable and non-creditable payment from Boehringer Ingelheim pursuant to the terms of the CLA. The milestone payment of $10.0 million was recognized as collaboration and license revenue for the year ended December 31, 2024.

Research Service Revenue – Related Party

Research service revenue – related party relates to the amounts recognized for the research service performed in connection with TCGFB Collaboration. The research collaboration was terminated in November 2025.

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
•
costs of laboratory supplies and acquiring, developing and manufacturing product candidate materials; and
•
license and sublicense costs under our license agreements made for intellectual property used in research and development activities.

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
•
launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
•
the effect of products that may compete with our product candidates or other market developments; and
•
maintaining a continued acceptable safety profile of the product candidates following approval.

Any changes in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates.

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

Other Income and Expenses

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Loss on Issuance of Common Stock, Pre-Funded Warrants and Warrants in the 2024 PIPE

Loss on issuance of common stock, pre-funded warrants and warrants represents the excess of the initial fair value of common stock, pre-funded warrants and warrants over the aggregate gross proceeds in the private placement consummated in April 2024, or the 2024 PIPE.

Loss on Amendment and Cancellation of Warrants

Loss on amendment and cancellation of warrants represents the non-cash change in fair value of warrant liabilities as a result of the amendment and cancellation of warrants in March 2025.

Loss on Execution of the 2025 PIPE

Loss on execution of the 2025 PIPE represents the non-cash loss recognized upon the initial execution of the private placement consummated in March 2025, or the 2025 PIPE, as the committed proceeds from the 2025 PIPE were less than the fair value of the tranche liability recognized at contract execution date. The 2025 PIPE contains a right provided to the investors to purchase securities in two tranches. Each tranche was accounted for as tranche liability at contract execution date. See Note 8 to the consolidated financial statements for further information regarding the 2025 PIPE.

Loss on Change in Fair Value of Tranche Liability

The tranche liability was initially recognized at fair value and subsequently remeasured at each reporting date until settlement. Loss on change in fair value of tranche liability represents the non-cash change in fair value of tranche liability, which was primarily driven by the increase in our stock price from the initial measurement date.

Gain on Settlement of Tranche Liability

The tranche liability is settled once the underlying securities are sold and issued. Gain on settlement of tranche liability represents the proceeds from the sale of securities in the 2025 PIPE being greater than the net value of securities issued. The net value of securities issued constitutes the fair value of the securities issued, offset by the associated tranche liability remeasured at fair value on settlement date. The tranche liability as of December 31, 2025 was related to the unissued securities in the second tranche of 2025 PIPE. See Note 8 to the consolidated financial statements for further information regarding the 2025 PIPE.

Other Expense, Net

Other expense, net primarily consists of the non-cash change in fair value of warrant liabilities, financing transaction costs and the non-cash impairment charge on warrant asset.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Year Ended December 31,		$	%
	2025	2024	Change	Change
Collaboration and license revenue	$—	$10,000	$(10,000)	-100%
Research service revenue - related party	3,477	655	2,822	*
Total revenue	3,477	10,655	(7,178)	-67%

Operating expenses:
Research and development	29,365	21,132	8,233	39%
General and administrative	16,204	15,062	1,142	8%
Total operating expenses	45,569	36,194	9,375	26%
Loss from operations	(42,092)	(25,539)	(16,553)	65%
Interest income	3,020	1,693	1,327	78%
Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE	—	(20,397)	20,397	-100%
Loss on amendment and cancelation of warrants	(2,073)	—	(2,073)	*
Loss on execution of the 2025 PIPE	(71,084)	—	(71,084)	*
Loss on change in fair value of tranche liability	(104,847)	—	(104,847)	*
Gain on settlement of tranche liability	1,362	—	1,362	*
Other expense, net	(26,312)	(19,321)	(6,991)	36%
Net loss and comprehensive loss	$(242,026)	$(63,564)	$(178,462)	*

* Percentage is not meaningful

Collaboration and License Revenue

The decrease of $10.0 million in collaboration and license revenue for 2025, compared to 2024 is due to the recognition of a milestone achieved under the CLA with Boehringer Ingelheim in September 2024.

Research Service Revenue – Related Party

The increase of $2.8 million in research service revenue – related party for 2025, compared to 2024, is attributable to the research service performed in accordance with TCGFB Collaboration. The TCGFB Collaboration was terminated effective in November 2025.

Research and Development Expenses

The increase of $8.2 million, or 39%, in research and development expenses for 2025, compared to 2024, is primarily due to a $10.2 million increase in manufacturing costs, lab expenses and consulting fees for our ophthalmology programs and a $1.2 million increase in employee-related expenses, offset by a $2.8 million decrease in clinical expenses as a result of the discontinuation of clinical development of SZN-043.

General and Administrative Expenses

The increase of $1.1 million, or 8%, in general and administrative expenses for 2025, compared to 2024, is primarily attributable to an increase in professional service fees.

Interest Income

The increase of $1.3 million, or 78%, in interest income for 2025, compared to 2024, is due to an increase in cash and cash equivalents.

Loss on Issuance of Common Stock, Pre-Funded Warrants and Warrants in the 2024 PIPE

Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE for 2024 is a result of the fair value of warrants issued being greater than the proceeds received in the 2024 PIPE.

Loss on Amendment and Cancellation of Warrants

Loss on amendment and cancellation of warrants for 2025 was due to the non-cash change in the fair value of warrant liabilities resulting from the amendment of Series A and Series B common stock warrants and cancellation of Series C and Series D common stock warrants in connection with the 2025 PIPE.

Loss on Execution of the 2025 PIPE

Loss on execution of the 2025 PIPE for 2025 reflects the loss recognized upon the initial execution of the 2025 PIPE as the committed proceeds from the 2025 PIPE were less than the fair value of the tranche liability recognized at contract execution date. See Note 8 to the consolidated financial statements for further information regarding the 2025 PIPE.

Loss on Change in Fair Value of Tranche Liability

Loss on change in fair value of tranche liability for 2025 was attributable to the non-cash change in fair value of tranche liability during the period, which was primarily driven by the increase in our stock price from the initial measurement date.

Gain on Settlement of Tranche Liability

Gain on settlement of tranche liability for 2025 represents the proceeds from the sale of securities in the 2025 PIPE being greater than the net value of securities issued. The net value of securities issued constitutes the fair value of the securities issued, offset by the associated tranche liability remeasured at fair value on settlement date. See Note 8 to the consolidated financial statements for further information regarding the 2025 PIPE.

Other Expense, Net

The increase of $7.0 million, or 36%, in other expense, net, for 2025, compared to 2024, is primarily attributable to a $5.0 million increase in non-cash change in fair value of warrant liabilities, a $1.3 million increase in the financing transaction costs and a $0.9 million increase in non-cash impairment charge on warrant asset.

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

At-the-Market Program

In August 2025, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold pursuant to the sales agreement. As of December 31, 2025, we had sold 751,361 shares of common stock under the 2025 ATM for net proceeds of $9.1 million, after deducting sales agent commissions. Subsequent to December 31, 2025, we sold an additional 1,399,576 shares of common stock under the 2025 ATM for additional net proceeds of $26.9 million, after deducting sales agent commissions. In March 2026, we terminated the 2025 ATM and entered into a new sales agreement with TD Cowen to issue and sell up to $50.0 million of shares of common stock. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold pursuant to this new sales agreement.

2025 Private Placement

In March 2025, we entered into a securities purchase agreement with certain investors to issue and sell an aggregate of 15,086,236 units in a two-tranche private placement (the 2025 PIPE) at a purchase price of $11.60 per share and $11.5999 per pre-funded warrant, for gross proceeds of $175.0 million to fund multiple ophthalmology programs through initial Phase 1 safety, tolerability and efficacy studies. Each unit consists of one share of common stock, or pre-funded warrant in lieu thereof, and an accompanying one half of a warrant to purchase common stock, or Series E common stock warrant. At the closing of the first tranche of the 2025 PIPE, (i) 5,213,415 shares of common stock, (ii) pre-funded warrants to purchase up to 1,373,000 shares of common stock, and (iii) Series E common stock warrants to purchase up to 3,293,207 shares of common stock were issued and sold for aggregate net proceeds of $71.2 million, after deducting placement agent fees and other expenses. As of December 31, 2025, pre-funded warrants for 68,000 shares of common stock and Series E common stock warrants for 85,841 shares of common stock had been exercised.

The second tranche of the 2025 PIPE is contingent upon the public announcement of the receipt of clearance from the FDA on or prior to October 31, 2026 of our Investigation New Drug Application for SZN-8141, or the Second Closing Milestone. If we terminate our SZN-8141 program prior to October 31, 2026, then we will provide written notice to each purchaser, referred to as the Termination Notice, and each purchaser will have the right, but not the obligation, for 30 calendar days following the receipt of such notice, upon written notice to us, to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser has the right, but not the obligation, upon five trading days’ prior written notice to us to purchase all (but not a portion) of the units subscribed for by such purchaser in the second closing, which we refer to as an Optional Closing. If a purchaser fails to purchase in full its subscribed for units after the achievement of the Second Closing Milestone in the second closing, or previously at the first closing or an Optional Closing, then the Series E common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable. In December 2025, in an optional closing we issued and sold 301,716 shares of common stock and Series E common stock warrants to purchase up to 150,858 shares of common stock for aggregate net proceeds of $3.3 million, after deducting placement agent fees and other expenses. Assuming achievement of the Second Closing Milestone, we will issue (i) 5,741,605 shares of common stock, (ii) pre-funded warrants to purchase up to 2,456,500 shares of common stock, and (iii) Series E common stock warrants to purchase up to 4,099,052 shares of common stock for aggregate gross proceeds of approximately $95.1 million in the second tranche. Please see Note 8 to the consolidated financial statements for further information regarding the 2025 PIPE. In February 2026, Series E common stock warrants were exercised for 34,000 shares of common stock, resulting in gross proceeds of $0.4 million.

2024 Private Placement

In April 2024, we entered into a securities purchase agreement with certain institutional investors and management and issued and sold in a private placement: (i) 1,091,981 shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11,136,106 shares of common stock. At the closing of the private placement, we received aggregate net proceeds of approximately $16.0 million, after deducting placement agent fees and other expenses. In March 2025, warrants to purchase up to 8,772,848 shares of common stock were cancelled. As of December 31, 2025, pre-funded warrants for 40,000 shares of common stock had been exercised. In February and March 2026, Series A common stock warrants were exercised for an aggregate of 254,500 shares of common stock, resulting in gross proceeds of $2.9 million.

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

As of December 31, 2025, we had cash and cash equivalents of $89.2 million and an accumulated deficit of $527.3 million. We believe, based on our current operating plan, that our existing cash and cash equivalents, plus the net proceeds of $26.9 million received in January 2026 from the sale of common stock under the 2025 ATM and gross proceeds of $3.3 million from warrant exercises in February and March 2026, will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Annual Report. In addition, if the FDA clears the IND application for SZN-8141 on or prior to October 31, 2026, the second closing of the 2025 PIPE will occur and we will receive an additional $95.1 million in gross proceeds which is expected to fund multiple ophthalmology programs through initial Phase 1 safety, tolerability and efficacy studies. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(30,244)	$(17,628)
Net cash used in investing activities	(128)	(26)
Net cash provided by financing activities	85,052	16,176
Net increase (decrease) in cash, cash equivalents and restricted cash	$54,680	$(1,478)

Cash Used In Operating Activities

Cash used in operating activities of $30.2 million for 2025 was primarily due to the use of funds in our operations, and the resulting net loss of $242.0 million, partially offset by a net change of $3.2 million in our net operating assets and liabilities, and $208.6 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net decrease in accounts payable, accrued and other liabilities and operating lease liabilities.

Cash used in operating activities of $17.6 million for 2024 was primarily due to the use of funds in our operations, and the resulting net loss of $63.6 million and a net change of $0.8 million in our net operating assets and liabilities, partially offset by $46.8 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net decrease in accounts payable, accrued and other liabilities and operating lease liabilities.

Cash Used In Investing Activities

Cash used in investing activities for 2025 and 2024 consisted of the purchases of lab equipment.

Cash Provided By Financing Activities

Cash provided by financing activities of $85.1 million for 2025 consisted primarily of $74.7 million in net proceeds from the issuance and sale of common stock, pre-funded warrants and warrants in the 2025 PIPE, $9.1 million net proceeds from the issuance and sale of common stock under the 2025 ATM and $1.0 million proceeds from issuance of common stock upon exercises of warrants.

Cash provided by financing activities of $16.2 million for 2024 consisted primarily of net proceeds from the issuance and sale of common stock, pre-funded warrants and warrants to investors and certain members of management in the 2024 PIPE.

Contractual Obligations and Commitments

As of December 31, 2025, we have lease obligations primarily consisting of one operating lease for our facility. The lease expires in April 2029. Under the terms of our operating leases, we had lease obligations of $7.7 million in payments through 2029 as of December 31, 2025.

We are party to license or subscription agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low single-digit percentages based on sales of licensed products. The payment obligations under the license agreements are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of December 31, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

We enter into contracts in the normal course of business with third-party vendors for preclinical research studies, clinical trials, research supplies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination on notice, and may or may not include cancellation fees. Given that the amount and timing related to such payments are uncertain, they are not considered to be contractual obligations. As of December 31, 2025, we had not accrued for any termination or cancellation charges as these were not considered probable.

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

Tranche Liability

We executed the 2025 PIPE in March 2025, which includes a right provided to the investors to purchase our securities in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability within the consolidated balance sheets. The tranche liability was recorded at its fair value on issuance and is subsequently remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations until the shares are issued or the right expires. The fair value of the tranche liability was determined using both the forward contract model and the contingent option model. Significant unobservable inputs include the probability of achieving the funding milestone. The fair value of the tranche liability may change significantly as additional data is obtained, impacting our assumptions to estimate the fair value of the liabilities. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact our results of operations in future periods.

Warrant Liabilities

We account for all outstanding warrants as liabilities and record them at fair value. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred. At the end of each reporting period, changes in fair value during the period are recognized in other expense, net within the consolidated statements of operations and comprehensive loss. We will continue to adjust the warrant liabilities for changes in the fair value until the earlier of (a) the exercise or expiration of the warrants or (b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

We issued and sold warrants to purchase common stock in private placements. The warrants are classified as liabilities, and the fair value is measured using the Black-Scholes option-pricing model. Significant unobservable inputs used in the fair value measurement of such warrants include the probability of achieving the milestones and the expected volatility. The fair value of the warrants may change significantly as additional data is obtained, impacting our assumptions to estimate the fair value of the liabilities. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact our results of operations in future periods.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Annual Report for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent they have been made, of their potential impact on our consolidated financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company if (1) the market value of our common stock held by non-affiliates is less than $250 million as of the last business day of the second fiscal quarter, or (2) our annual revenues in our most recent fiscal year completed before the last business day of our second fiscal quarter are less than $100 million and the market value of our common stock held by non-affiliates is less than $700 million as of the last business day of the second fiscal quarter.

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

Impact of Tariffs

The Trump administration has issued multiple executive orders directing the United States to impose new tariffs on imports from multiple nations. Our contract manufacturing organization is located in the United Kingdom and Switzerland for the manufacture and supply of our drug substance and drug projects. We are currently evaluating the potential impact of tariffs on our business. For a further discussion of the potential impact of tariffs on our business please see Part I, Section 1A. Risk Factors – “International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects”.

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

Item 8. Financial Statements and Supplementary Data.

SURROZEN, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Surrozen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surrozen, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Initial and recurring measurement of the tranche liability
Description of the Matter

As described in Note 8 to the consolidated financial statements, during the year ended December 31, 2025, the Company entered into a securities purchase agreement whereby the Company sold in a two-tranche private placement: shares of common stock, pre-funded warrants to purchase share of common stock, and warrants to purchase shares of common stock. The remaining unpurchased instruments in the second tranche continue to be classified as liabilities with remeasurement at each reporting date and

How We Addressed the Matter in Our Audit

changes in fair value reported through earnings. The tranche liability was $159 million as of December 31, 2025.

As described in Note 3, the significant unobservable input to the measurement of the tranche liability is the probability of success of milestone achievement.

Auditing the valuation of the Company’s tranche liability was complex due to the significant estimation uncertainty in estimating the probability of success of milestone achievement.

Our audit procedures over this estimate of probability of success included comparing management’s assumptions to external industry data. Additionally, we evaluated the Company’s use of appropriate valuation methodology with support from a valuation specialist.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Francisco, California

March 23, 2026

SURROZEN, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$89,245	$34,565
Accounts receivable	—	2,039
Accounts receivable - related party	208	502
Prepaid expenses and other current assets	2,106	1,826
Total current assets	91,559	38,932

Property and equipment, net	433	562
Operating lease right-of-use assets	6,000	7,801
Restricted cash	688	688
Warrant asset	—	153
Other assets	46	331
Total assets	$98,726	$48,467

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$728	$306
Accrued and other liabilities	7,912	5,180
Lease liabilities, current portion	1,290	1,829
Total current liabilities	9,930	7,315

Lease liabilities, noncurrent portion	5,349	6,640
Tranche liability	158,662	—
Warrant liabilities	112,547	55,892
Total liabilities	286,488	69,847

Commitments and contingencies (Note 5 and Note 13)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of December 31, 2025 and 2024; 9,775 and 3,262 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	—
Additional paid-in-capital	339,522	263,879
Accumulated deficit	(527,285)	(285,259)
Total stockholders’ deficit	(187,762)	(21,380)
Total liabilities and stockholders’ deficit	$98,726	$48,467

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Collaboration and license revenue	$—	$10,000
Research service revenue - related party	3,477	655
Total revenue	3,477	10,655

Operating expenses:
Research and development	29,365	21,132
General and administrative	16,204	15,062
Total operating expenses	45,569	36,194
Loss from operations	(42,092)	(25,539)
Interest income	3,020	1,693
Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE	—	(20,397)
Loss on amendment and cancellation of warrants	(2,073)	—
Loss on execution of the 2025 PIPE	(71,084)	—
Loss on change in fair value of tranche liability	(104,847)	—
Gain on settlement of tranche liability	1,362	—
Other expense, net	(26,312)	(19,321)
Net loss and comprehensive loss	$(242,026)	$(63,564)

Net loss per share attributable to common stockholders, basic and diluted	$(32.37)	$(21.67)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,478	2,933

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Stockholders’ Deficit

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2023	2,063	$—	$259,630	$(221,695)	$37,935
Issuance of common stock in the 2024 PIPE	1,092	—	—	—	—
Issuance of common stock under employee stock purchase plan	15	—	94	—	94
Issuance of common stock upon option exercises	4	—	39	—	39
Vesting of restricted stock units	88	—	—	—	—
Vesting of early exercised stock options	—	—	2	—	2
Stock-based compensation expense	—	—	4,114	—	4,114
Net loss	—	—	—	(63,564)	(63,564)
Balance at December 31, 2024	3,262	—	263,879	(285,259)	(21,380)
Issuance of common stock in the 2025 PIPE	5,516	1	59,155	—	59,156
Issuance of common stock under the ATM program	751	—	9,078	—	9,078
Issuance of common stock upon warrant exercise	194	—	3,290	—	3,290
Issuance of common stock under employee stock purchase plan	24	—	198	—	198
Issuance of common stock upon option exercises	8	—	87	—	87
Vesting of restricted stock units	20	—	—	—	—
Stock-based compensation expense	—	—	3,835	—	3,835
Net loss	—	—	—	(242,026)	(242,026)
Balance at December 31, 2025	9,775	1	339,522	(527,285)	(187,762)

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(242,026)	$(63,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537	1,442
Stock-based compensation	3,835	4,114
Non-cash operating lease expense	1,801	1,522
Loss on execution of the 2025 PIPE	71,084	—
Loss on issuance of common stock, pre-funded warrants and warrants in the 2024 PIPE	—	20,397
Transaction costs allocated to pre-funded warrants and warrants in connection with the 2025 PIPE and 2024 PIPE	2,834	1,507
Change in fair value of tranche liability	104,847	—
Change in fair value of warrant liabilities	22,827	17,830
Loss on amendment and cancellation of warrants	2,073	—
Gain on settlement of tranche liability	(1,362)	—
Loss on foreign currency remeasurement	—	113
Non-cash consideration received in connection with research service revenue	(769)	(153)
Non-cash impairment of warrant asset	922	—
Changes in operating assets and liabilities:
Accounts receivable	2,039	—
Accounts receivable - related party	294	(502)
Prepaid expenses and other current assets	(67)	1,111
Other assets	72	71
Accounts payable	142	(228)
Accrued and other liabilities	2,503	1,056
Operating lease liabilities	(1,830)	(2,344)
Net cash used in operating activities	(30,244)	(17,628)
Investing activities:
Purchases of property and equipment	(128)	(26)
Net cash used in investing activities	(128)	(26)
Financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants in the 2025 PIPE and 2024 PIPE, net of transaction costs	74,702	16,043
Proceeds from issuance of common stock under the ATM program, net of transaction costs	9,078	—
Proceeds from issuance of common stock upon exercise of warrants	987	—
Proceeds from issuance of common stock upon employee stock plan purchases	198	94
Proceeds from issuance of common stock upon exercise of stock options	87	39
Net cash provided by financing activities	85,052	16,176
Net increase (decrease) in cash, cash equivalents and restricted cash	54,680	(1,478)
Cash, cash equivalents and restricted cash at beginning of year	35,253	36,731
Cash, cash equivalents and restricted cash at end of year	$89,933	$35,253
Supplemental disclosure of non-cash investing and financing activities:
Increase in right-of-use assets and lease liabilities due to a lease modification	$—	$7,434
Transaction costs for the 2025 PIPE included in accrued and other liabilities	$229	$—
Purchases of equipment included in accounts payable	$280	$9
Vesting of early exercises of stock options	$—	$2

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s consolidated balance sheets:

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$89,245	$34,565
Restricted cash	688	688
Cash, cash equivalents and restricted cash	$89,933	$35,253

The accompanying notes are an integral part of these consolidated financial statements.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Note 1. Organization and Business

Organization

Surrozen, Inc., or the Company, is a biotechnology company committed to discovering and developing product candidates to selectively modulate the Wnt pathway, a critical mediator of tissue repair. The Company’s current strategic focus is ophthalmology, where Wnt signaling plays a central role in retinal vascular integrity, barrier function, and tissue maintenance. The Company, a Delaware corporation, is located in South San Francisco, California and it operates and manages its business in one operating segment. Surrozen Netherlands, B.V. was incorporated in Amsterdam, Netherlands as a wholly-owned subsidiary of the Company.

Liquidity

The Company has incurred net operating losses since inception. During the years ended December 31, 2025 and 2024, the Company incurred a net loss of $242.0 million and $63.6 million, respectively. During the years ended December 31, 2025 and 2024, the Company used $30.2 million and $17.6 million of cash in operations. As of December 31, 2025, the Company had cash and cash equivalents of $89.2 million and an accumulated deficit of $527.3 million. The Company expects operating expenses to continue to be significant in connection with its ongoing pre-clinical studies and preparation for clinical studies, and anticipates the need to raise additional capital to continue to execute its long-range business plan.

Management believes that the existing cash and cash equivalents, plus the net proceeds of $26.9 million received in January 2026 from the sale of common stock under the 2025 ATM and gross proceeds of $3.3 million from warrant exercises in February and March 2026, are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its consolidated financial statements. However, if the Company’s cash burn is greater than anticipated, the Company could use its capital resources sooner than expected, which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include valuation of tranche liability and warrant liabilities. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

Cash equivalents relate to securities having an original maturity of three months or less at the time of purchase. As of December 31, 2025 and 2024, cash and cash equivalents consisted of bank deposits and money market funds.

Restricted Cash

As of December 31, 2025 and 2024, the Company had $0.7 million of restricted cash consisting of a letter of credit for the Company’s facility lease and the collateral associated with the Company’s credit card program.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, operating lease right-of-use assets and warrant asset, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

Tranche Liability

The Company executed a private placement on March 24, 2025, or the 2025 PIPE, which includes a right provided to the investors to purchase the Company’s securities in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability within the consolidated balance sheets. The tranche liability was recorded at its fair value on issuance and is subsequently remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations until settlement.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Warrant Liabilities

The Company’s warrants are classified as liabilities and measured at fair value. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred. At the end of each reporting period, any change in fair value during the period is recognized in other expense, net within the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liabilities pertaining to the outstanding warrants for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impacts research and development expenses. For the years ended December 31, 2025 and 2024, the Company did not have any material differences between accrued costs and actual costs incurred. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

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

The Company has elected to calculate the fair value of awards using the Black-Scholes option-pricing model, or the Black-Scholes Model. The Black-Scholes Model requires the use of various assumptions including common stock valuation, expected life and expected stock price volatility. The Company estimates the expected life for stock options using the simplified method as the midpoint between the vesting date and the contractual expiration date of the award as the Company has limited historical exercise information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. Due to the limited trading history of the Company’s stock, the Company estimates the volatility using volatilities of a group of public companies in a comparable industry, stage of life cycle, and size. The interest rate is derived from the U.S. Treasury instruments with maturities similar to the expected term of the options. The Company has not declared nor expects to declare dividends. Therefore, there is no dividend impact on the valuation.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

	December 31,
	2025	2024
Common stock issuable upon exercise of stock options	1,269	536
Unvested restricted stock awards	—	1
Unvested restricted stock units	115	38
Common stock issuable upon exercise of warrants	7,405	11,569
Common stock issuable upon settlement of tranche liability in the 2025 PIPE	12,297	—
Total	21,086	12,144

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires entities to disclose additional categories about federal, state and foreign income taxes in the effective tax rate reconciliation as well as provide annual income taxes paid disaggregated by federal, state and foreign taxes. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard for the year ended December 31, 2025 on a prospective basis and applied the new disclosure requirements as presented in Note 12.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$74,782	$—	$—	$74,782
Total financial assets measured at fair value	$74,782	$—	$—	$74,782

Liabilities:
Tranche liability(2)	$—	$—	$158,662	$158,662
2021 Public Warrants(3)	101	—	—	101
2021 PIPE Warrants(3)	—	12	—	12
2024 PIPE Warrants(3)	—	—	33,156	33,156
2025 Pre-Funded Warrants(3)	—	29,492	—	29,492
2025 PIPE Warrants(3)	—	—	49,786	49,786
Total financial liabilities measured at fair value	$101	$29,504	$241,604	$271,209

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$25,495	$—	$—	$25,495
Total financial assets measured at fair value	$25,495	$—	$—	$25,495

Liabilities(3):
2021 Public Warrants	$109	$—	$—	$109
2021 PIPE Warrants	—	17	—	17
2024 Pre-Funded Warrants	—	574	—	574
2024 PIPE Warrants	—	—	55,192	55,192
Total financial liabilities measured at fair value	$109	$591	$55,192	$55,892

(1)
Included in cash and cash equivalents on the consolidated balance sheets as of December 31, 2025 and 2024.
(2)
See Note 8.
(3)
See Note 10.

There were no changes to the valuation methods utilized on existing financial instruments, and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 for the years ended December 31, 2025 and 2024.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

The tranche liability (see Note 8), 2024 PIPE Warrants and 2025 PIPE Warrants (as defined in Note 10 below) are classified as Level 3 because the fair value was measured based on significant inputs that are unobservable in the market. The fair value of the tranche liability was determined using both the forward contract model and the contingent option model. The fair value of 2024 PIPE Warrants and 2025 PIPE Warrants were determined using the Black-Scholes option-pricing model. These Level 3 liabilities were initially recorded at fair value and subsequently remeasured at each reporting period with the following assumptions: expected term, expected volatility, risk-free interest rate and dividend yield. The significant unobservable inputs used in the fair value measurement of the tranche liability at inception and December 31, 2025 and the fair value measurement of the 2024 PIPE Warrants at December 31, 2024 also included the probabilities of achieving the milestones. The probabilities were determined based on the stage of development of the underlying program at the measurement date. The expected volatility was based on historical volatility of the Company’s stock price with a risk adjustment. The expected term was estimated based on expiration date or the timing of when the milestone is expected to be achieved. The risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected term. The dividend rate is based on the historical rate, which the Company anticipated remaining at zero.

On December 8, 2025, in an optional closing, the Company issued and sold 0.3 million shares of common stock and Series E common stock warrants to purchase up to 0.2 million shares of common stock. The associated tranche liability was remeasured under both the forward contract model and the contingent option model using the following assumptions: (a) expected volatility of 55%, (b) risk-free interest rates between 3.6% and 3.8%, (c) expected terms between 0.9 and 5.9 years and (d) dividend yield of zero. The fair value of the issued Series E common stock warrants were initially measured using the Black-Scholes option-pricing model based on the following assumptions: (a) expected volatility of 55%, (b) risk-free interest rate of 3.7%, (c) expected term of 5 years and (d) dividend yield of zero.

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

The key inputs into the fair value measurement of the Level 3 liabilities at inception and the end of period were as follows:

	Tranche Liability		2025 PIPE Warrants		2024 PIPE Warrants
	December 31,	March 24,	December 31,	March 26,	December 31,	December 31,
	2025	2025	2025	2025	2025	2024
Expected term (in years)	0.8 - 5.8	1.6 - 6.6	4.2 - 4.9	5.0	3.3	0.5 - 4.3
Expected volatility	55%	55%	55%	55%	55%	100%
Risk-free interest rate	3.5% - 3.8%	4.1% - 4.3%	3.6% - 3.7%	4.1%	3.5%	4.3% - 4.4%
Dividend yield	—	—	—	—	—	—

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Warrant Amendment and Cancellation

As described in Note 10, the 2024 PIPE Warrants included Series A, Series B, Series C and Series D common stock warrants. Due to the discontinuation of clinical development of SZN-043 in the first quarter of 2025, the fair value of the Series C and Series D common stock warrant liabilities became zero as they would not be exercisable. Additionally, in connection with the 2025 PIPE completed in March 2025 as described in Note 8, both the exercise prices of the Company’s outstanding Series A and Series B common stock warrants were reduced to $11.54 per share, except that the exercise prices per warrant for such warrants held by members of management were reduced to $12.45 per share, and the Company’s outstanding Series C and Series D common stock warrants were cancelled. The 2024 PIPE Warrants were revalued using the Black-Scholes option-pricing model immediately before and after the modification and cancellation using the following assumptions: (a) fair value of common stock of $12.00 per share, (b) expected volatility of 55%, (c) dividend yield of zero, (d) risk-free interest rate of 4.01%, and (e) expected term of 4.0 years. The increase in the fair value of the 2024 PIPE Warrants resulted from the amendment and cancellation of warrants was recorded as a loss of $2.1 million in the consolidated statements of operations.

Activity of Level 3 liabilities is summarized in the following table (in thousands):

	Tranche Liability	2025 PIPE Warrants	2024 PIPE Warrants
Balance, December 31, 2024	$—	$—	$55,192
Issuance in the 2025 PIPE	141,084	19,422	—
Settlement of tranche liability	(87,269)	—	—
Amendment and cancellation of warrants	—	—	2,073
Exercise of warrants	—	(1,104)	—
Change in fair value upon remeasurement(1)	104,847	31,468	(24,109)
Balance, December 31, 2025	$158,662	$49,786	$33,156

(1) Included in other expense, net on the consolidated statement of operations.

Assets that are Measured at Fair Value on a Nonrecurring Basis

Equity investment

The Company received a warrant pursuant to a strategic research collaboration as discussed in Note 9. To determine the value of the warrant at contract inception, the Company utilized the Option Pricing Method, or OPM, based analysis, primarily the OPM backsolve methodology. Within the OPM framework, the backsolve method, for inferring the total equity value implied by a recent financing transaction, involves the construction of an allocation model that takes into account the entity’s capital structure and the rights, preferences and privileges of each class of stock, then assumes reasonable inputs for the other OPM variables. The fair value of the warrant at contract inception was determined to be $2.6 million on October 31, 2024. The key assumptions used in the OPM included a probability of contract in effect, an expected holding period of five years, an estimated volatility of 102%, a risk free interest rate of 4.11% and zero dividend yield. These represent a Level 3 nonrecurring fair value measurement.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

As the warrant asset does not have a readily determinable fair value, the Company elected to use a measurement alternative for all subsequent measurements. Under such measurement alternative, the warrant is remeasured at fair value when observable transactions involving the underlying security or impairment of the warrant asset occurred. Due to termination of the collaboration and dissolution of TCGFB, Inc. in the fourth quarter of 2025, the Company wrote off $0.9 million of the recognized warrant asset and recorded an impairment charge as other expense for the year ended December 31, 2025.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$1,116	$1,116
Lab equipment	7,176	6,777
Furniture and office equipment	316	316
Computer equipment and software	200	200
Total property and equipment	8,808	8,409
Less: accumulated depreciation and amortization	(8,375)	(7,847)
Property and equipment, net	$433	$562

Depreciation expense for the years ended December 31, 2025 and 2024 was $0.5 million and $1.4 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and related expenses	$3,583	$2,929
Accrued research and development expenses	3,711	1,904
Accrued financing costs	229	—
Accrued professional service fees	100	156
Other	289	191
Accrued and other liabilities	$7,912	$5,180

Note 5. Leases

In August 2016, the Company entered into a lease agreement for office and lab space, which consists of approximately 32,813 square feet of rental space in South San Francisco, California. The office space lease is classified as an operating lease. The initial lease term commenced in May 2017 and ended in April 2025, with rent payments escalating each year. In October 2024, the Company amended its existing lease agreement to extend the lease term from April 2025 to April 2029. The Company has an option to extend the lease for an additional four-year period. The future exercise of the option is not reasonably certain.

In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.4 million, which is recorded as restricted cash in the consolidated balance sheets.

The operating lease expense for the years ended December 31, 2025 and 2024 was $2.4 million and $1.8 million, respectively.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Aggregate future minimum rental payments under the operating leases as of December 31, 2025, were as follows (in thousands):

Year ending December 31, 2026	$1,797
Year ending December 31, 2027	2,461
Year ending December 31, 2028	2,547
Year ending December 31, 2029	857
Total lease payments	7,662
Less: Imputed interest	(1,023)
Operating lease liabilities	$6,639

The following represents supplemental information related to the Company’s operating leases:

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,440	$2,670
Weighted-average remaining lease term (in years)	3.33	4.33
Weighted-average discount rate	8.25%	8.25%

Note 6. Collaboration and License Agreements

Collaboration and License Agreement with Boehringer Ingelheim International GmbH

In October 2022, the Company executed a Collaboration and License Agreement, or the CLA, with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, to research, develop and commercialize Frizzled 4, or Fzd4, bi-specific antibodies designed using the Company’s SWAP technology, including SZN-413. Boehringer Ingelheim and the Company conducted partnership research focused on SZN-413 during a 1.5-year period. The Company granted Boehringer Ingelheim an exclusive, royalty-bearing, worldwide, sublicensable license, under the applicable patents and know-how, to develop, manufacture and commercialize, for all uses, one lead and two back-up Fzd4 bi-specific antibodies selected by Boehringer Ingelheim. After an initial period of joint research, Boehringer Ingelheim is responsible for all further research, preclinical and clinical development, manufacturing, regulatory approvals, and commercialization of licensed products at its expense. Unless terminated earlier, the CLA will remain effective, on a country-by-country and product-by-product basis, until the expiration of Boehringer Ingelheim’s royalty obligations. Boehringer Ingelheim has the right to terminate the CLA for any reason after a specified notice period. Each party has the right to terminate the CLA on account of the other party’s bankruptcy or material, uncured breach.

Under the terms of the CLA, Boehringer Ingelheim agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Company received $10.5 million of the upfront payment from Boehringer Ingelheim in November 2022. The associated withholding tax of $2.0 million was recognized as accounts receivable as of December 31, 2024 and refunded to the Company in October 2025 by the tax authority. In September 2024, a milestone was achieved upon decision by Boehringer Ingelheim to move forward with the development of SZN-413, and the Company received a $10.0 million non-refundable and non-creditable payment from Boehringer Ingelheim pursuant to the terms of the CLA. The milestone payment of $10.0 million was recognized as collaboration and license revenue for the year ended December 31, 2024.

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company’s intellectual property granted to Boehringer Ingelheim represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be the non-refundable upfront payment at the inception. Variable consideration related to future milestones is fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated

SURROZEN, INC.

Notes to the Consolidated Financial Statements

has been satisfied (or partially satisfied). The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the years ended December 31, 2025 and 2024, the Company incurred de minimis research and development expenses under the Stanford Agreement. No milestones have been achieved as of December 31, 2025.

Note 8. Stockholders’ Equity

At-the-Market Program

On August 29, 2025, the Company entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold through it pursuant to the sales agreement. As of December 31, 2025, the Company had sold 0.8 million shares of common stock under the 2025 ATM for net proceeds of $9.1 million, after deducting sales agent commissions of $0.2 million.

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

At the closing of the first tranche on March 26, 2025, (i) 5.2 million shares of common stock, (ii) pre-funded warrants to purchase up to 1.4 million shares of common stock, and (iii) Series E common stock warrants to purchase up to 3.3 million shares of common stock were issued and sold for aggregate net proceeds of approximately $71.2 million, after deducting placement agent fees and other expenses. In the second tranche of the 2025 PIPE, which is contingent upon the public announcement of the receipt of clearance from the U.S. Food and Drug Administration on or prior to October 31, 2026 of the Company’s Investigation New Drug Application for SZN-8141, the Company expects to issue a (i) 5.7 million shares of common stock, (ii) pre-funded warrants to purchase up to 2.5 million shares of common stock, and (iii) Series E common stock warrants to purchase up to 4.1 million shares of common stock for aggregate gross proceeds of approximately $95.1 million. If the Company terminates its SZN-8141 program prior to October 31, 2026, then it

SURROZEN, INC.

Notes to the Consolidated Financial Statements

will provide written notice to each purchaser, or the Termination Notice, and each purchaser will have the right, but not the obligation to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser has the right, but not the obligation to purchase all (but not a portion) of the units subscribed for by such purchaser in the second tranche, referred to as an optional closing. If a purchaser fails to purchase in full its subscribed for units in the second tranche, then the Series E common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable.

The securities purchase agreement contains a right provided to the investors to purchase units in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability with an initial fair value of $91.5 million and $49.6 million for the first tranche and the second tranche, respectively, at the contract execution date on March 24, 2025. The total tranche liability in excess of proceeds from the first tranche resulted in a loss of $71.1 million upon execution. At the closing of the first tranche on March 26, 2025, a portion of the tranche liability was remeasured and settled in relation to the issuance of common stock, pre-funded warrants and Series E common stock warrants. The difference in the fair value of the tranche liability immediately prior to the settlement and the fair value of the securities issued in excess of proceeds resulted in a gain of $1.1 million on settlement of tranche liability. At the end of each reporting period, any change in fair value of the remaining second tranche liability during the period is recognized in the consolidated statements of operations. Please see Note 3 for discussion of tranche liability valuation.

On December 8, 2025, 0.3 million shares of common stock and Series E common stock warrants to purchase up to 0.2 million shares of common stock were issued and sold for aggregate net proceeds of $3.3 million, after deducting placement agent fees and other expenses. At the closing, the associated tranche liability was remeasured and settled in relation to the issuance of common stock and Series E common stock warrants. The difference in the fair value of the tranche liability immediately prior to the settlement and the fair value of the securities issued in excess of proceeds resulted in a gain of $0.3 million on settlement of tranche liability.

The pre-funded warrants and Series E common stock warrants issued in the first closing are classified as warrant liabilities with an initial fair value of $14.6 million and $17.4 million, respectively. The Series E common stock warrants issued in December 2025 are also classified as warrant liabilities with an initial fair value of $2.0 million. At the end of each reporting period, any change in fair value of warrant liabilities during the period is recognized in other expense, net within the consolidated statements of operations. Please see Note 3 for discussion of warrant liabilities valuation. The Company incurred transaction costs of $5.4 million aggregately in 2025, consisting of placement agent fees and other expenses, $2.8 million of which was allocated to tranche liability and warrant liabilities, and recognized as other expenses when incurred. The remaining $2.6 million was allocated to the issued shares of common stock and recognized as a reduction in equity. Please see Note 10 for more information regarding the Series E common stock warrants.

2024 Private Placement

In April 2024, the Company entered into a securities purchase agreement with certain institutional investors and certain members of management whereby the Company issued and sold in a private placement, or the 2024 PIPE: (i) 1.1 million shares of common stock, (ii) pre-funded warrants to purchase up to 40,000 shares of common stock, and (iii) warrants to purchase up to 11.1 million shares of common stock for aggregate gross proceeds of approximately $17.5 million. The purchase price of common stock and pre-funded warrants to the investors was $15.50 per share and $15.4999 per share, respectively. The pre-funded warrants and warrants were issued with an initial fair value of $37.9 million, which was greater than the aggregate gross proceeds in the 2024 PIPE. The excess of $20.4 million was recorded as loss on issuance of common stock, pre-funded warrants and warrants on the consolidated statements of operations. The Company incurred transaction costs of $1.5 million, consisting of placement agent fees and other expenses, all of which were allocated to the warrant liabilities associated with the pre-funded warrants and warrants issued, and recognized the allocated transaction costs as other expenses when incurred. See Note 10 for more information regarding the warrants issued and sold to the investors and Note 9 for more information regarding the shares of the Company’s common stock and the warrants issued and sold to management.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

In October 2025, the Company received a notice from TCGFB that TCGFB has elected to terminate the TCGFB Collaboration. TCGFB exercised its right to terminate the TCGFB Collaboration for convenience and neither TCGFB nor the Company incurred any termination penalties. The termination was effective as of November 13, 2025. TCGFB was dissolved in December 2025.

While TCGFB is not a customer and the service being provided is consistent with the Company’s ordinary activities, the Company determined that the TCGFB Collaboration is in the scope of ASC 606 by analogy. The Company evaluated the promised goods and services and determined that the service to TCGFB and the potential grant of the non-exclusive license represented one combined performance obligation for discovery antibody therapeutics targeting TGF-β. The transaction price was determined to be the fixed monthly service fee plus variable consideration related to the warrant. Revenue is recognized over time for the combined performance obligation using the input method.

During the years ended December 31, 2025 and 2024, the Company recognized $3.5 million and $0.7 million as research service revenue – related party for the services rendered, consisting of the fixed cash consideration of $2.7 million and $0.5 million as accounts receivable – related party and the variable non-cash consideration of $0.8 million and $0.2 million as warrant asset on the consolidated balance sheets.

The warrant received does not meet the definition of a derivative and is accounted for as an equity investment under ASC 321. The fair value of the warrant at inception was determined to be $2.6 million at inception. Please refer to Note 3 for the fair value measurement of the warrant. The warrant is recognized as warrant asset once the vesting restrictions are lifted. Due to termination of the collaboration and dissolution of TCGFB, Inc., the Company wrote off $0.9 million of the recognized warrant asset and recorded an impairment charge as other expense for the year ended December 31, 2025.

2024 Private Placement

As described in Note 8, the Company entered into a securities purchase agreement with certain institutional investors and certain members of management in April 2024, whereby the Company issued and sold to members of management 2,948 shares of common stock, at a purchase price of $16.96 per share for aggregate gross proceeds of $0.1 million. The purchase price per share of common stock includes $1.25 for the following 2024 PIPE Warrants:

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

The terms of the 2024 PIPE Warrants held by management are the same as those held by the investors. See Note 10 for the terms of the associated warrants.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of the Company’s office and laboratory space. The sublease term was initially on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. In July 2025, the Company and Nura Bio executed a sublease extension agreement effective May 2025, to extend the lease term for an additional 12 months until May 2026. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. During the years ended December 31, 2025 and 2024, the Company recognized sublease income of $0.7 million and $0.4 million as reductions to operating expenses. Tim Kutzkey, Ph.D., a member of the Company’s board of directors, serves as the chairman of the board of directors of Nura Bio. Dr. Kutzkey also serves as Managing Partner of The Column Group, LLC, which is the general partner of certain limited partnerships which are significant stockholders of Nura Bio. The Column Group holds more than 5% of the Company’s common stock. Therefore, the agreement constitutes a related party transaction.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding (in thousands):

		December 31,
Type	Classification	2025	2024
2021 Public Warrants	Liability	5,054	5,117
2021 PIPE Warrants	Liability	620	790
2024 Pre-Funded Warrants	Liability	—	40
2025 Pre-Funded Warrants	Liability	1,305	—
2024 PIPE Warrants – Series A	Liability	1,132	1,132
2024 PIPE Warrants – Series B	Liability	1,231	1,231
2024 PIPE Warrants – Series C	Liability	—	4,386
2024 PIPE Warrants – Series D	Liability	—	4,386
2025 PIPE Warrants – Series E	Liability	3,358	—
Total		12,700	17,082

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

As of December 31, 2025, pre-funded warrants to purchase up to 1.4 million shares of common stock, or the 2025 Pre-Funded Warrants, and Series E common stock warrants to purchase up to 3.4 million shares of common stock, or the 2025 PIPE Warrants, were issued and sold. As of December 31, 2025, approximately 0.1 million shares of the 2025 Pre-Funded Warrants and 0.1 million shares of the 2025 PIPE Warrants had been exercised.

2024 Pre-Funded Warrants and 2024 PIPE Warrants

As described in Note 8, in April 2024, the Company entered into a securities purchase agreement with certain institutional investors and certain members of management whereby the Company issued and sold in the 2024 PIPE: (i) common stock, (ii) pre-funded warrants to purchase common stock, or the 2024 Pre-Funded Warrants, and (iii) warrants to purchase common stock, or the 2024 PIPE Warrants. The purchase price per share of common stock and per Pre-Funded Warrant includes $1.25 for the following accompanying common stock warrants issued to the investors:

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

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

As of December 31, 2025, 40,000 shares of the 2024 Pre-Funded Warrants had been exercised and none of the 2024 PIPE Warrants had been exercised.

2021 Public Warrants

Every 15 outstanding public warrants, or 2021 Public Warrants, entitles the holders thereof to receive one share of common stock that may be purchased at a price of $172.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 12, 2026 or upon redemption or liquidation. As of December 31, 2025, none of the 2021 Public Warrants had been exercised and 2021 Public Warrants to purchase 0.2 million shares of common stock had been cancelled as of December 31, 2025.

2021 PIPE Warrants

The Company’s warrants that were issued in connection with a private placement occurring in 2021, or the 2021 PIPE Warrants, are the same in all respects as the 2021 Public Warrants. None of the 2021 PIPE Warrants had been exercised as of December 31, 2025.

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

Classification

In no event will the Company be required to net cash settle outstanding warrants. The holders of all of the Company’s warrants do not have the rights or privileges of common stockholders and any voting rights until they exercise warrants and receive common stock. All of the Company’s outstanding warrants are classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other expense, net within the consolidated statements of operations. Please see Note 3 for discussion of warrant valuations.

Note 11. Stock-Based Compensation Plans

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. Options granted under the 2021 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2021 Plan expire no later than 10 years from the date of grant. Options and restricted stock awards, or RSAs, under the 2021 Plan generally vest over four years. Restricted stock units, or RSUs, granted under the 2021 Plan generally vest in two years. As of December 31, 2025, there were 0.1 million shares of common stock available for issuance under the 2021 Plan.

The Company maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. An offering period under the ESPP consists of four six-month purchase periods, unless otherwise determined by the Company. The eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase day. As of December 31, 2025, there were approximately 0.1 million shares of common stock available for issuance under the ESPP.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

2025 Equity Inducement Plan

In August 2025, the board of directors adopted the 2025 Equity Inducement Plan, or the Inducement Plan, and reserved 0.3 million shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted in order to grant share-based awards, including nonqualified stock options and restricted stock units, to newly hired employees as an inducement to such individuals’ entry into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Options granted under the Inducement Plan generally vest over four years and expire ten years from the date of grant. As of December 31, 2025, there were approximately 0.2 million shares of common stock available for issuance under the Inducement Plan.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2024	536	$19.45	8.00
Granted	794	11.48
Exercised	(8)	10.76
Forfeited	(21)	13.02
Expired	(32)	31.79
Outstanding – December 31, 2025	1,269	14.30	8.43	$12,862
Exercisable – December 31, 2025	463	19.39	7.34	3,751

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company granted options with a weighted-average grant-date fair value of $9.09 per share and $7.45 per share, respectively.

The intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was de minimis in both periods.

Fair Value of Options

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Expected term (in years)	6.02	6.00
Expected volatility	96.32%	91.59%
Risk-free rate	4.18%	4.63%
Dividend yield	—	—

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Restricted Stock Units

The following table summarizes the Company’s RSUs activity (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2024	38	$9.16
Granted	98	10.48
Vested	(19)	9.16
Cancelled	(2)	9.87
RSUs, unvested at December 31, 2025	115	10.27

The fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $0.3 million and $0.7 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$1,344	$1,165
General and administrative	2,491	2,949
Total stock-based compensation expense	$3,835	$4,114

As of December 31, 2025, there was approximately $8.1 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 2.73 years.

Note 12. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2025 and 2024. The Company has incurred net operating losses for all the periods presented. The Company accounts for income taxes in accordance with the asset and liability method, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is not likely to be realized and, accordingly, has provided a full valuation allowance.

The components of the Company’s losses before income taxes were as follows (in thousands):

	December 31,
	2025	2024
Domestic	(241,979)	(63,529)
Foreign	(49)	(34)
Total	(242,028)	(63,563)

SURROZEN, INC.

Notes to the Consolidated Financial Statements

Significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$41,051	$34,048
Section 174 capitalized expense	21,798	13,411
Capitalized intangible costs	193	713
Research and development credits	2,250	2,250
Lease liabilities	1,858	1,823
Stock-based compensation	692	312
Accrual and reserves	939	599
Fixed assets	612	449
Other	4	6
Gross deferred tax assets	69,397	53,611
Less: valuation allowance	(67,717)	(51,896)
Deferred tax assets, net of valuation allowance	1,680	1,715
Deferred tax liabilities:
Right-of-use assets	(1,680)	(1,690)
Other	—	(25)
Gross deferred tax liabilities	(1,680)	(1,715)
Total net deferred tax assets	$—	$—

The net valuation allowance increased by $15.8 million and decreased by $2.1 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had net operating loss, or NOL, carryforwards of approximately $185.1 million and $31.3 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. NOL carryforwards generated after 2018 for federal tax reporting purposes of $181.6 million have an indefinite carryforward period. The remaining federal and state net operating loss carryforwards begin expiring in 2036.

As of December 31, 2025, the Company had research and development credit carryforwards of approximately zero and $3.8 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The state credits carry forward indefinitely.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. As a result of such ownership changes, the Company’s ability to realize the potential future benefit of tax losses and tax credits that existed at the time of the ownership change may be limited and may expire unutilized. Such impairment of tax losses and tax credits would reduce the deferred tax asset and corresponding valuation allowance, as a result of the limitation. The Company completed an assessment of the available NOLs under Section 382 and determined that the Company underwent an ownership change in September 2020, April 2024 and November 2025. As a result of the annual limitations caused by the ownership changes, it was estimated the approximately $3.9 million of federal tax credit, $9.0 million of federal NOL and $76.2 million of California NOL will expire unrealized for income tax purposes, and such amounts are excluded from the carryforward balances as of December 31, 2025.

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

SURROZEN, INC.

Notes to the Consolidated Financial Statements

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2025	2024
Balance at beginning of the year	$925	$1,725
Deductions for tax positions of prior years	—	(800)
Balance at end of the year	$925	$925

The Company files income tax returns in the U.S. federal and California tax jurisdictions. As of the date these financial statements were issued, the Company is not under examination by any income tax authority. The federal and state income tax returns from December 31, 2016 to December 31, 2024 remain subject to examination.

A reconciliation of the provision for income taxes and income taxes computed using the statutory U.S. federal tax rate in accordance with the adopted ASU 2023-09 is as follows (in thousands, except percentages):

	December 31, 2025
	Amount	Percentage
Statutory rate	$(50,826)	21.00%
State tax
California statutory rate	(16,899)	6.98
Nontaxable and nondeductible items
Gain on warrant liabilities	14,192	(5.78)
Other	100	(0.12)
Change in valuation allowance	8,231	(3.40)
Other
Change in prior tax rates	(5,665)	2.34
Other	41	(0.02)
Foreign tax affects
Others	10	—
Change in valuation allowance	7,590	(3.14)
Nontaxable and nondeductible items
Gain on warrant liabilities	42,677	(17.63)
Other	310	(0.13)
Other adjustments	239	(0.10)
Total	$—	0.00%

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate for the year prior to the adoption of ASU 2023-09 is as follows:

December 31,
2024
Statutory rate	21.00%
State tax	(4.33)
Stock-based compensation	(1.07)
Change in valuation allowance	3.24
Gain on warrant liabilities	(13.10)
382 ownership change	(6)
Other	(0.08)
Total	0.00%

In July 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The

SURROZEN, INC.

Notes to the Consolidated Financial Statements

legislation did not have a material impact on the 2025 effective tax rate or financial statements. The Company continues to review the OBBBA tax provisions to assess impacts on its consolidated financial statement and related disclosures.

Note 13. Commitments and Contingencies

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

Note 14. 401(k) Plan

The Company adopted a 401(k) retirement savings plan, or the 401(k) Plan for all eligible employees. Each participant may contribute pre- or post-tax compensation, up to annual statutory limits. The 401(k) Plan also permits the Company to make discretionary and matching contributions, subject to established limits and a vesting schedule. Each year, the Company may, at its sole discretion, make contributions to the plan. For the years ended December 31, 2025 and 2024, the Company’s contributions were $0.1 million in both periods.

Note 15. Segment Reporting

The Company has one reportable segment relating to the research and development of product candidates to selectively modulate the Wnt pathway for tissue repair and regeneration. The segment derives its revenue from licensing and research collaborations.

The Company’s Chief Executive Officer and the Chief Operating Officer are together considered the Company’s Chief Operating Decision Maker, or CODM, on a consolidated basis. The CODM uses consolidated operating expenses by function to evaluate financial performance, monitor budget versus actual results, and manage the Company’s operations for the purposes of allocating resources and establishing business strategies. The measure of segment assets is not reported as it is not regularly provided or reviewed by the Company’s CODM.

SURROZEN, INC.

Notes to the Consolidated Financial Statements

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024
Total revenue	$3,477	$10,655
Less:
Compensation excluding stock-based compensation	(14,370)	(12,720)
Development and manufacturing costs	(9,335)	(5,582)
Consultants and third-party services	(6,962)	(3,765)
Rent and facility expenses	(4,292)	(3,965)
Stock-based compensation	(3,835)	(4,114)
Depreciation and amortization	(537)	(1,442)
Other expense, including loss on execution of the 2025 PIPE(1)	(199,934)	(38,026)
Other segment items(2)	(6,238)	(4,605)
Segment and consolidated net loss	$(242,026)	$(63,564)

(1) Other information not reported to CODM includes loss on execution of the 2025 PIPE, loss on amendment and cancellation of warrants, interest income, gain/loss on change in fair value of tranche liability, and gain/loss on change in fair value of warrant liabilities, which are reported as other expense, net on the consolidated statements of operations.

(2) Other segment items primarily consist of lab expenses, professional services and information technology costs.

For the years ended December 31, 2025 and 2024, research service revenue – related party of $3.5 million and $0.7 million was generated in the United States. For the year ended December 31, 2024, collaboration and license revenue of $10.0 million is attributed to Boehringer Ingelheim, which is domiciled in Germany. As of December 31, 2025 and 2024, all long-lived assets of the Company reside in the United States.

Note 16. Subsequent Events

In January 2026, the Company sold a total of 1.4 million shares of common shares under the 2025 ATM for net proceeds of $26.9 million, after deducting sales agent commissions of $0.7 million.

In February and March 2026, Series A common stock warrants were exercised for an aggregate of 0.3 million shares of common stock, and Series E common stock warrants were exercised for 34,000 shares of common stock, resulting in aggregate gross proceeds of $3.3 million.

In March 2026, Boehringer Ingelheim achieved a research milestone under the CLA, reflecting a positive outcome of the IND-enabling GLP toxicology study. The achievement of the research milestone entitles the Company to receive a $5.0 million non-refundable and non-creditable payment from Boehringer Ingelheim.

In March 2026, the Company terminated the 2025 ATM and entered into a new sales agreement with TD Cowen to issue and sell up to $50.0 million of shares of common stock. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold pursuant to this new sales agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.

Based on the evaluation of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework (2013 Framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

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

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement in connection with our 2026 annual meeting of stockholders, or 2026 Proxy Statement, under the sections titled “Proposal No. 1 Election of Directors”, “Executive Officers” and “Corporate Governance.” 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

Information regarding Section 16(a) beneficial reporting compliance, if any, will be set forth under the section titled “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement and is incorporated herein by reference.

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

The information concerning our Audit Committee and Audit Committee financial expert is incorporated by reference herein to the information set forth in the section titled “Corporate Governance – Board Committee – Audit Committee” in our 2026 Proxy Statement.

Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth in the section titled “Corporate Governance - Director Nominations” in the 2026 Proxy Statement.

Information regarding the insider trading policy is incorporated by reference to our 2026 Proxy Statement under the section titled “Corporate Governance – Insider Trading Policy.”

Item 11. Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our 2026 Proxy Statement under the sections titled “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to our 2026 Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our 2026 Proxy Statement under the section titled “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our 2026 Proxy Statement under the sections titled “Certain Transactions with Related Persons” and “Corporate Governance - Director Independence.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our 2026 Proxy Statement under the section titled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

(3)
Exhibits:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	8/17/2021
3.2	Amended and Restated Bylaws of Surrozen, Inc.	8-K	001-39635	3.1	10/13/2023
3.3	Certificate of Amendment to Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	12/13/2023
4.1	Specimen Warrant Certificate	S-1/A	001-39635	4.3	10/13/2020
4.2	Amended and Restated Warrant Agreement, dated as of March 31, 2023, between Surrozen, Inc. and Continental Stock Transfer & Trust Company	10-K	001-39635	4.6	3/31/2023
4.3	Description of Securities	10-K	001-39635	4.3	3/31/2025
10.1	Investors' Rights Agreement, dated as of August 11, 2021, by and among Surrozen, Inc., Consonance Life Sciences, and certain other investors	8-K	001-39635	10.5	8/17/2021
10.2+	Surrozen, Inc. 2021 Equity Incentive Plan	10-K	001-39635	10.2	4/10/2024
10.3+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under 2021 Equity Incentive Plan	10-K	001-39635	10.3	4/10/2024
10.4+	Form of RSU Grant Package under 2021 Equity Incentive Plan	10-Q	001-39635	10.1	11/08/2023
10.5+	Surrozen, Inc. 2021 Employee Stock Purchase Plan	10-K	001-39635	10.5	4/10/2024
10.6+	Surrozen, Inc. 2025 Equity Inducement Plan	S-8	333-289432	99.1	8/8/2025
10.7+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under 2025 Equity Inducement Plan					X
10.8+	Severance and Change in Control Plan					X
10.9	Form of Indemnification Agreement	8-K	001-39635	10.8	8/17/2021
10.10††	Exclusive (Equity) Agreement, dated as of March 23, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.13	6/24/2021
10.11††	Amendment No. 1 the Exclusive (Equity) Agreement, dated as of July 5, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.14	6/24/2021
10.12††	Amendment No. 2 to the Exclusive (Equity) Agreement, dated as of October 7, 2016, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.15	6/24/2021
10.13††	Amendment No. 3 to the Exclusive (Equity) Agreement, dated as of January 19, 2021, by and between the Board of Trustees of the Leland Stanford Junior University and Surrozen, Inc.	S-4/A	333-256146	10.16	6/24/2021
10.14	Lease Agreement, dated as of August 4, 2016, by and between HCP Oyster Point III LLC and Surrozen, Inc	10-K	001-39635	10.20	3/28/2022
10.15	Collaboration and License Agreement, dated as of September 30, 2022, by and between Boehringer Ingelheim International GmbH and Surrozen Operating, Inc.	10-Q	001-39635	10.1	11/14/2022
10.16	Sales Agreement, dated as of December 9, 2022, by and between the Company and Guggenheim Securities, LLC	S-3	333-268745	1.2	12/9/2022
10.17	Sales Agreement, dated August 29, 2025, by and between Surrozen, Inc. and TD Securities (USA) LLC.	8-K	001-39635	1.1	8/9/2025
10.18††	Side Agreement No. 2, relating to the exclusive agreement between Surrozen Operating, Inc. and the Board of Trustees of the Leland Stanford Junior University, dated March 23, 2016, as amended	10-Q	001-39635	10.2	5/10/2023

10.19	First Amendment to Lease, by and between Surrozen Operating, Inc. and HCP Oyster Point III LLC, dated October 1, 2024.	8-K	001-39635	10.1	10/1/2024
10.20	Sublease Agreement, dated as of April 19, 2024, by and between Surrozen, Inc. and Nura Bio, Inc.	10-Q	001-39635	10.1	5/8/2024
10.21	Sublease Agreement, dated as of May 15, 2025, by and between Surrozen, Inc. and Nura Bio, Inc.	10-Q	001-39635	10.2	11/7/2025
10.22	Form of Pre-Funded Warrant (April 2024)	8-K	001-39635	10.2	4/2/2024
10.23	Form of Series A Common Warrant	8-K	001-39635	10.3	4/2/2024
10.24	Form of Series B Common Warrant	8-K	001-39635	10.4	4/2/2024
10.25	Form of Registration Rights Agreement, dated April 1, 2024, by and among Surrozen, Inc. and each of the several purchasers signatory thereto.	8-K	001-39635	10.7	4/2/2024
10.26	Form of Pre-Funded Warrant (March 2025).	8-K	001-39635	10.2	3/28/2025
10.27	Form of Series E Common Warrant.	8-K	001-39635	10.3	3/28/2025
10.28	Form of Registration Rights Agreement, dated March 24, 2025, by and among Surrozen, Inc. and each of the several Purchasers signatory thereto.	8-K	001-39635	10.4	3/28/2025
10.29††	Collaboration Agreement, dated as of October 31, 2024, by and between Surrozen Inc. and TCGFB, Inc.	10-K	001-39635	10.28	3/31/2025
19.1	Insider Trading Policy	10-K	001-39635	19.1	3/31/2025
21.1	List of Subsidiaries	10-K	001-39635	21.1	3/31/2023
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy	10-K	001-39635	97.1	4/10/2024
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SURROZEN, INC.

Date: March 23, 2026	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig Parker and Andrew Maleki, and each or any one of them, their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Parker	President and Chief Executive Officer and Director	March 23, 2026
Craig Parker	(Principal Executive Officer)

/s/ Andrew Maleki	Chief Financial Officer	March 23, 2026
Andrew Maleki	(Principal Financial Officer and Principal Accounting Officer)

/s/ David J. Woodhouse, Ph.D.	Chair of the Board of Directors	March 23, 2026
David J. Woodhouse, Ph.D.

/s/ Anna Berkenblit, M.D.	Director	March 23, 2026
Anna Berkenblit, M.D.

/s/ Christopher Chai	Director	March 23, 2026
Christopher Chai

/s/ Eric Bjerkholt	Director	March 23, 2026
Eric Bjerkholt

/s/ Mace Rothenberg, M.D.	Director	March 23, 2026
Mace Rothenberg, M.D.

/s/ Mary Haak-Frendscho, Ph.D.	Director	March 23, 2026
Mary Haak-Frendscho, Ph.D.

/s/ Tim Kutzkey, Ph.D.	Director	March 23, 2026
Tim Kutzkey, Ph.D.