Form 10-Q
period 2026-03-31
Surrozen, Inc./DE
filed 2026-05-06
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 11,610,371 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026, or the Quarterly Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,910	$89,245
Accounts receivable	5,000	—
Accounts receivable - related party	—	208
Prepaid expenses and other current assets	2,039	2,106
Total current assets	113,949	91,559

Property and equipment, net	488	433
Operating lease right-of-use assets	5,550	6,000
Restricted cash	688	688
Other assets	34	46
Total assets	$120,709	$98,726

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$889	$728
Accrued and other liabilities	6,749	7,912
Lease liabilities, current portion	1,927	1,290
Total current liabilities	9,565	9,930

Lease liabilities, noncurrent portion	4,851	5,349
Tranche liability	235,517	158,662
Warrant liabilities	148,923	112,547
Total liabilities	398,856	286,488

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of March 31, 2026 and December 31, 2025; 11,490 and 9,775 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in-capital	376,642	339,522
Accumulated deficit	(654,790)	(527,285)
Total stockholders’ deficit	(278,147)	(187,762)
Total liabilities and stockholders’ deficit	$120,709	$98,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Collaboration and license revenue	$5,000	$—
Research service revenue – related party	—	983
Total revenue	5,000	983

Operating expenses:
Research and development	9,328	6,558
General and administrative	6,128	3,976
Total operating expenses	15,456	10,534
Loss from operations	(10,456)	(9,551)
Interest income	912	296
Loss on amendment and cancellation of warrants	—	(2,073)
Loss on execution of the 2025 PIPE	—	(71,084)
(Loss) gain on change in fair value of tranche liability	(76,855)	16,340
Gain on settlement of tranche liability	—	1,117
Other (expense) income, net (Note 3)	(41,106)	37,985
Net loss and comprehensive loss	$(127,505)	$(26,970)

Net loss per share attributable to common stockholders, basic and diluted	$(11.65)	$(7.43)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,949	3,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2025	9,775	$1	$339,522	$(527,285)	$(187,762)
Issuance of common stock under the ATM program	1,400	—	26,858	—	26,858
Issuance of common stock upon warrant exercise	289	—	8,065	—	8,065
Issuance of common stock upon option exercises	8	—	92	—	92
Vesting of restricted stock units	18	—	—	—	—
Stock-based compensation expense	—	—	2,105	—	2,105
Net loss	—	—	—	(127,505)	(127,505)
Balance at March 31, 2026	11,490	$1	$376,642	$(654,790)	$(278,147)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	3,262	$—	$263,879	$(285,259)	$(21,380)
Issuance of common stock in the 2025 PIPE	5,213	1	53,189	—	53,190
Vesting of restricted stock units	20	—	—	—	—
Stock-based compensation expense	—	—	834	—	834
Net loss	—	—	—	(26,970)	(26,970)
Balance at March 31, 2025	8,495	$1	$317,902	$(312,229)	$5,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(127,505)	$(26,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	294
Stock-based compensation	2,105	834
Non-cash operating lease expense	450	451
Loss on amendment and cancellation of warrants	—	2,073
Loss on execution of the 2025 PIPE	—	71,084
Transaction costs allocated to pre-funded warrants and warrants issued in connection with the 2025 PIPE	—	2,734
Change in fair value of tranche liability	76,855	(16,340)
Change in fair value of warrant liabilities	41,111	(40,624)
Gain on settlement of tranche liability	—	(1,117)
Non-cash consideration received in connection with research service revenue	—	(231)
Gain on foreign currency remeasurement	—	(91)
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	—
Accounts receivable - related party	208	—
Prepaid expenses and other current assets	67	305
Other assets	12	17
Accounts payable	161	(4)
Accrued and other liabilities	(1,163)	(1,193)
Operating lease liabilities	139	(501)
Net cash used in operating activities	(12,495)	(9,279)
Investing activities:
Purchases of property and equipment	(120)	(27)
Net cash used in investing activities	(120)	(27)
Financing activities:
Proceeds from issuance of common stock under the ATM program, net of issuance costs	26,858	—
Proceeds from issuance of common stock upon exercise of warrants	3,330	—
Proceeds from issuance of common stock, pre-funded warrants and warrants in the 2025 PIPE, net of transaction costs	—	76,386
Proceeds from issuance of common stock upon exercise of options	92	—
Net cash provided by financing activities	30,280	76,386
Net increase in cash, cash equivalents and restricted cash	17,665	67,080
Cash, cash equivalents and restricted cash at beginning of period	89,933	35,253
Cash, cash equivalents and restricted cash at end of period	$107,598	$102,333

Supplemental disclosure of noncash investing and financing activities:
Transaction costs allocated to issued shares of common stock included in accrued and other liabilities	$—	$2,369

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	March 31,
	2026	2025
Cash and cash equivalents	$106,910	$101,645
Restricted cash	688	688
Cash, cash equivalents and restricted cash	$107,598	$102,333

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

Liquidity

The Company has incurred operating losses since inception. During the three months ended March 31, 2026 and 2025, the Company incurred a net loss of 127.5 million and a net loss of $27.0 million, respectively. For the three months ended March 31, 2026 and 2025, the Company used $12.5 million and $9.3 million of cash in operations, respectively. As of March 31, 2026, the Company had cash and cash equivalents of $106.9 million and an accumulated deficit of approximately $654.8 million. The Company expects operating expenses to continue to be significant in connection with its ongoing pre-clinical studies and preparation for clinical studies, and anticipates the need to raise additional capital to continue to execute its long-range business plan.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as determined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for a fair presentation. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or future year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2026.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include valuations of tranche liability and warrant liabilities. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from those estimates.

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

Tranche Liability

The Company executed a private placement on March 24, 2025, or the 2025 PIPE, which includes a right provided to the investors to purchase the Company’s securities in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability within the unaudited condensed consolidated balance sheets. The tranche liability was recorded at its fair value on issuance and is subsequently remeasured at each reporting period with changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss until settlement.

Warrant Liabilities

The Company’s warrants are classified as liabilities and measured at fair value. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred. At the end of each reporting period, any change in fair value during the period is recognized in other (expense) income, net within the unaudited condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liabilities pertaining to the outstanding warrants for changes in the fair value until the earlier of a) the exercise, cancellation or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

	March 31,
	2026	2025
Common stock issuable upon exercise of stock options	1,956	923
Unvested restricted stock units	811	19
Common stock issuable upon exercise of warrants	7,116	7,463
Common stock issuable upon settlement of tranche liability in the 2025 PIPE	12,297	12,750
Total	22,180	21,155

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards update 2024-03, Income Statement Reporting—Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard improves the disclosures about a public business entity’s expenses and requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in expense captions presented on the statement of operations and comprehensive loss. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard is to be applied either prospectively or retrospectively. The Company is evaluating the impact of adopting this standard on its unaudited consolidated condensed financial statements and related disclosures.

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$99,530	$—	$—	$99,530
Total financial assets measured at fair value	$99,530	$—	$—	$99,530

Liabilities:
Tranche liability(2)	$—	$—	$235,517	$235,517
2021 Public Warrants(3)	81	—	—	81
2021 PIPE Warrants(3)	—	10	—	10
2024 PIPE Warrants(3)	—	—	41,974	41,974
2025 Pre-Funded Warrants(3)	—	38,014	—	38,014
2025 PIPE Warrants(3)	—	—	68,844	68,844
Total financial liabilities measured at fair value	$81	$38,024	$346,335	$384,440

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$74,782	$—	$—	$74,782
Total financial assets measured at fair value	$74,782	$—	$—	$74,782

Liabilities:
Tranche liability(2)	$—	$—	$158,662	$158,662
2021 Public Warrants(3)	101	—	—	101
2021 PIPE Warrants(3)	—	12	—	12
2024 PIPE Warrants(3)	—	—	33,156	33,156
2025 Pre-Funded Warrants(3)	—	29,492	—	29,492
2025 PIPE Warrants(3)	—	—	49,786	49,786
Total financial liabilities measured at fair value	$101	$29,504	$241,604	$271,209

(1)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)
See Note 8.
(3)
See Note 10.

There were no changes to the valuation methods utilized on existing financial instruments, and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three months ended March 31, 2026.

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

The 2025 Pre-Funded Warrants (as defined in Note 10 below) are classified as Level 2 due to the use of observable market data for similar instruments. The fair value of the pre-funded warrants is determined to be consistent with the fair value of the Company’s common stock due to the nominal exercise price.

The tranche liability (Note 8), 2024 PIPE Warrants and 2025 PIPE Warrants (as defined in Note 10 below) are classified as Level 3 because the fair value was measured based on significant inputs that are unobservable in the market. The fair value of the tranche liability was determined using both the forward contract model and the contingent option model. The fair value of 2024 PIPE Warrants and 2025 PIPE Warrants were determined using the Black-Scholes option-pricing model. These Level 3 liabilities were initially recorded at fair value and subsequently remeasured at each reporting period with the following assumptions: expected term, expected volatility, risk-free interest rate and dividend yield. The significant unobservable inputs used in the fair value measurement of the tranche liability also included the probabilities of achieving the milestones. The probabilities were determined based on the stage of development of the underlying program at the measurement date. The expected volatility was based on historical volatility of the Company’s stock price with a risk adjustment. The expected term was estimated based on expiration date or the timing of when the milestone is expected to be achieved. The risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected term. The dividend rate is based on the historical rate, which the Company anticipated remaining at zero.

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

The key inputs into the fair value measurement of the Level 3 liabilities were as follows:

	Tranche Liability		2025 PIPE Warrants		2024 PIPE Warrants
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025	2026	2025
Expected term (in years)	0.6 - 5.6	0.8 - 5.8	4.0 - 4.7	4.2 - 4.9	3.0	3.3
Expected volatility	55%	55%	55%	55%	55%	55%
Risk-free interest rate	3.7% - 3.9%	3.5% - 3.8%	3.8% - 3.9%	3.6% - 3.7%	3.8%	3.5%
Dividend yield	—	—	—	—	—	—

Warrant Amendment and Cancellation

As defined in Note 10 below, the 2024 PIPE Warrants include Series A, Series B, Series C and Series D common stock warrants. Due to the discontinuation of clinical development of SZN-043 in the first quarter of 2025, the fair value of the Series C and Series D common stock warrant liabilities became zero as they would not be exercisable. Additionally, in connection with the 2025 PIPE completed in March 2025 as described in Note 8, both the exercise prices of the Company’s outstanding Series A and Series B common stock warrants were reduced to $11.54 per share, except that the exercise prices per warrant for such warrants held by members of management were reduced to $12.45 per share, and the Company’s outstanding Series C and Series D common stock warrants were cancelled. The 2024 PIPE Warrants were revalued using the Black-Scholes option pricing model immediately before and after the modification and cancellation using the following assumptions: (a) fair value of common stock of $12.00 per share, (b) expected volatility of 55%, (c) dividend yield of zero, (d) risk-free interest rate of 4.01%, and (e) expected term of 4.0 years. The increase in the fair value of the 2024 PIPE Warrants resulted from the amendment and cancellation of warrants was recorded as a loss of $2.1 million in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

Activity of Level 3 liabilities is summarized in the following table (in thousands):

	Tranche Liability	2025 PIPE Warrants	2024 PIPE Warrants
Balance, December 31, 2025	$158,662	$49,786	$33,156
Exercise of warrants	—	(596)	(4,140)
Change in fair value upon remeasurement (1)	76,855	19,654	12,958
Balance, March 31, 2026	$235,517	$68,844	$41,974

(1) Change in fair value of tranche liability is on the unaudited consolidated statements of operations and comprehensive loss. Change in fair value of warrant liabilities is included in other (expense) income, net on the unaudited consolidated statements of operations and comprehensive loss.

Note 4. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development expenses	$3,260	$3,711
Accrued payroll and related expenses	2,286	3,583
Accrued financing costs	—	229
Accrued professional service fees	863	100
Other	340	289
Accrued and other liabilities	$6,749	$7,912

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

Under the terms of the CLA, Boehringer Ingelheim agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. In March 2026, Boehringer Ingelheim achieved a research milestone, reflecting a positive outcome of the IND-enabling GLP toxicology study. The achievement of the research milestone entitled the Company to receive a $5.0 million non-refundable and non-creditable payment from Boehringer Ingelheim. The Company recognized such amount as collaboration and license revenue for the three months ended March 31, 2026 and accounts receivable as of March 31, 2026. The milestone payment of $5.0 million was received in April 2026.

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

For the three months ended March 31, 2026 and 2025, the Company incurred $0.1 million and de minimis research and development expenses under the Stanford Agreement, respectively. No milestones have been achieved as of March 31, 2026.

Note 7. Commitments and Contingencies

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties and the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of March 31, 2026, the Company has not accrued any contingent liabilities related to indemnification obligations or litigation, and management is not aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Note 8. Stockholders’ Equity

At-the-Market Program

In August 2025, the Company entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM. The compensation payable to TD Cowen was up to 3.0% of the gross sales price of any shares sold pursuant to the sales agreement. During the three months ended March 31, 2026, the Company sold 1.4 million shares of common stock under the 2025 ATM for net proceeds of $26.9 million, after deducting sales agent commissions.

In March 2026, the Company terminated the 2025 ATM and entered into a new sales agreement with TD Cowen to issue and sell up to $50.0 million of shares of common stock, or the 2026 ATM. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold pursuant to the sales agreement. As of March 31, 2026, the Company had not sold any shares of common stock under the 2026 ATM.

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

The securities purchase agreement contains a right provided to the investors to purchase units in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability at the contract execution date. The total tranche liability in excess of committed proceeds from the 2025 PIPE resulted in a loss of $71.1 million upon execution. At the closing of the first tranche in March 2025, a portion of the tranche liability was remeasured and settled in relation to the issuance of common stock, pre-funded warrants and Series E common stock warrants. The difference in the fair value of the tranche liability immediately prior to the settlement and the fair value of the securities issued in excess of proceeds resulted in a gain of $1.1 million on settlement of tranche liability. At the end of each reporting period, any change in fair value of the tranche liability during the period is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. See Note 3 for discussion of tranche liability valuation.

The pre-funded warrants and Series E common stock warrants issued under the 2025 PIPE are classified as warrant liabilities. At the end of each reporting period, any change in fair value of warrant liabilities during the period is recognized in other (expense) income, net within the unaudited condensed consolidated statements of operations and comprehensive loss. See Note 3 for discussion of warrant liabilities valuation. See Note 10 for more information regarding the Series E common stock warrants.

Note 9. Related Party Transactions

Research Collaboration Agreement with TCGFB, Inc.

In October 2024, the Company entered into a strategic research collaboration with a privately-held company, TCGFB, Inc., or TCGFB, to discover antibody therapeutics targeting transforming growth factor beta, or TGF-β, for the potential treatment of patients with idiopathic pulmonary fibrosis, or TCGFB Collaboration. Under the terms of the agreement, the Company provided antibody discovery services, and TCGFB owned all TGF-β product related intellectual property. In exchange for the Company’s research services, TCGFB paid a fixed monthly service fee, plus any third-party costs, and issued the Company a warrant exercisable for up to 3.4 million shares of TCGFB common stock at an exercise price of $0.0001 per share. The warrant was recognized as warrant asset once the vesting restrictions were lifted. In October 2025, the Company received a notice from TCGFB to terminate the TCGFB Collaboration effective as of November 13, 2025. Neither TCGFB nor the Company incurred any termination penalties. Due to the dissolution of TCGFB, the Company wrote off the recognized warrant asset in December 2025.

TCGFB was founded and was controlled by entities affiliated with The Column Group. The agreement constituted a related party transaction because entities affiliated with The Column Group hold more than 5% of the Company’s common stock and Dr. Kutzkey, a member of the Company’s board of directors, serves as Managing Partner of The Column Group.

During the three months ended March 31, 2025, the Company recognized $1.0 million as research service revenue – related party for the services rendered, consisting of the fixed cash consideration of $0.8 million and the variable noncash consideration of $0.2 million. There was no research service revenue recognized for the three months ended March 31, 2026.

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of the Company’s office and laboratory space. The sublease term was initially on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. In July 2025, the Company and Nura Bio executed a sublease extension agreement effective May 2025, to extend the lease term for an additional 12 months until May 2026. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. During the three months ended March 31, 2026 and 2025, the Company recognized sublease income of $0.2 million for each period as reductions to operating expenses. Tim Kutzkey, Ph.D., a member of the Company’s board of directors, serves as the chairman of the board of directors of Nura Bio. Dr. Kutzkey also serves as Managing Partner of The Column Group, LLC, which is the general partner of certain limited partnerships which are significant stockholders of Nura Bio. The Column Group holds more than 5% of the Company’s common stock. Therefore, the agreement constitutes a related party transaction.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding (in thousands):

Type	Expiry Date	Classification	March 31, 2026	December 31, 2025
2021 Public Warrants	8/12/2026	Liability	5,054	5,054
2021 PIPE Warrants	8/12/2026	Liability	620	620
2025 Pre-Funded Warrants	N/A	Liability	1,305	1,305
2024 PIPE Warrants – Series A	4/4/2029	Liability	878	1,132
2024 PIPE Warrants – Series B	4/4/2029	Liability	1,231	1,231
2025 PIPE Warrants – Series E	3/26/2030	Liability	3,173	3,207
2025 PIPE Warrants – Series E	12/8/2030	Liability	151	151
Total			12,412	12,700

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

During the three months ended March 31, 2026, none of the 2025 Pre-Funded Warrants were exercised and the 2025 PIPE Warrants to purchase 34,000 shares of common stock were exercised for gross proceeds of $0.4 million. During the three months ended March 31, 2025, none of the 2025 Pre-Funded Warrants and 2025 PIPE Warrants were exercised. The 2025 Pre-Funded Warrants and 2025 PIPE Warrants may be exercised for cash or on a cashless, net-exercise basis.

2024 Pre-Funded Warrants and 2024 PIPE Warrants

In April 2024, the Company entered into a securities purchase agreement with investors and certain members of management whereby the Company issued and sold in a private placement, or the 2024 PIPE: (i) common stock, (ii) pre-funded warrants to purchase common stock, or the 2024 Pre-Funded Warrants, and (iii) warrants to purchase common stock, or the 2024 PIPE Warrants. The purchase price per share of common stock and per pre-funded warrant includes $1.25 for the following accompanying common stock warrants issued to the investors:

•
Series A common stock warrants to purchase up to 1.1 million shares of common stock with an exercise price of $15.50 per share exercisable immediately upon issuance for five years. The exercise price per share of these warrants was reduced to $11.54 per share in March 2025, except that the exercise price per share of common stock to purchase 2,948 shares for such warrants held by members of management was reduced to $12.45 per share. See Note 3.

•
Series B common stock warrants to purchase up to 1.2 million shares of common stock with an exercise price of $14.25 per share exercisable immediately for five years. The exercise price per share of these warrants was reduced to $11.54 per share in March 2025, except that the exercise price per share of common stock to purchase 3,206 shares for such warrants held by members of management was reduced to $12.45 per share. See Note 3.
•
Series C common stock warrants to purchase up to 4.4 million shares of common stock with an exercise price of $16.00 per share. These warrants were cancelled in March 2025. See Note 3.
•
Series D common stock warrants to purchase up to 4.4 million shares of common stock with an exercise price of $16.00 per share. These warrants were cancelled in March 2025. See Note 3.

If there is an effective registration statement and the prospectus is available for the resale of common stock issued upon exercise of 2024 PIPE Warrants, such warrants may only be exercised for cash. During the three months ended March 31, 2026, none of the 2024 Pre-Funded Warrants were exercised and the 2024 PIPE Warrants to purchase 0.3 million shares of common stock were exercised for gross proceeds of $2.9 million. During the three months ended March 31, 2025, none of the 2024 Pre-Funded Warrants or 2024 PIPE Warrants were exercised.

2021 Public Warrants

Every 15 outstanding public warrants, or 2021 Public Warrants, entitles the holders thereof to receive one share of common stock that may be purchased at a price of $172.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 12, 2026 or upon redemption or liquidation. None of the 2021 Public Warrants had been exercised as of March 31, 2026.

2021 PIPE Warrants

The Company’s warrants that were issued in connection with a private placement occurring in 2021, or the 2021 PIPE Warrants, are the same in all respects as the 2021 Public Warrants. None of the 2021 PIPE Warrants had been exercised as of March 31, 2026.

Participating Securities

The holders of the 2025 Pre-Funded Warrants, 2025 PIPE Warrants, 2024 Pre-Funded Warrants and 2024 PIPE Warrants are entitled to receive dividends if the Company declares or makes a dividend to holders of shares of common stock while such warrants are outstanding. However, they do not have a contractual obligation to share in losses. These warrants are considered participating securities and included in computing basic and diluted net loss per share under the two-class method.

Classification

In no event will the Company be required to net cash settle outstanding warrants. The holders of all of the Company’s warrants do not have the rights or privileges of common stockholders and any voting rights until they exercise warrants and receive common stock. All of the Company’s outstanding warrants are classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other (expense) income, net within the unaudited condensed consolidated statements of operations and comprehensive loss. Please see Note 3 for discussion of warrant valuations.

Note 11. Stock-Based Compensation Plans

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. As of March 31, 2026, there were 0.3 million shares of common stock available for issuance under the 2021 Plan. The Company also maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. As of March 31, 2026, there were approximately 0.1 million shares of common stock available for issuance under the ESPP. In August 2025, the Company adopted the 2025 Equity Inducement Plan, or the Inducement Plan, to grant share-based awards, including nonqualified stock options and restricted stock units, to newly hired employees as an inducement to such individuals’ entry into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of March 31, 2026, there were approximately 0.2 million shares of common stock available for issuance under the Inducement Plan.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2025	1,269	$14.30	8.43
Granted	738	24.52
Exercised	(8)	11.54
Forfeited	(43)	16.11
Outstanding – March 31, 2026	1,956	18.13	8.77	$22,958
Exercisable – March 31, 2026	532	18.83	7.18	6,910

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at March 31, 2026.

During the three months ended March 31, 2026 and 2025, the Company granted options with a weighted-average grant-date fair value of $19.24 per share and $9.61 per share.

The intrinsic value of options exercised during the three months ended March 31, 2026 was $0.1 million. No options were exercised during the three months ended March 31, 2025.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.02	6.02
Expected volatility	95.4%	97.0%
Risk-free rate	3.7%	4.5%
Dividend yield	—	—

Restricted Stock Units

The following table summarizes the Company’s activity of restricted stock units, or RSUs (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2025	115	$10.27
Granted	734	24.53
Vested	(18)	9.16
Cancelled	(20)	21.46
RSUs, unvested at March 31, 2026	811	22.92

The fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $0.4 million and $0.3 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$762	$266
General and administrative	1,343	568
Total stock-based compensation expense	$2,105	$834

As of March 31, 2026, there was approximately $37.3 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 3.60 years.

Note 12. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company did not recognize any income tax expense or benefit as it continues to generate net operating losses and maintains a full valuation allowance against its deferred tax assets. Accordingly, no current or deferred income tax expense was recorded in the periods presented.

Note 13. Segment Reporting

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue	$5,000	$983
Less:
Compensation excluding stock-based compensation	(4,445)	(3,330)
Consultants and third-party services	(2,964)	(1,297)
Stock-based compensation	(2,105)	(834)
Development and manufacturing costs	(2,054)	(2,110)
Professional services	(1,771)	(743)
Rent and facility expenses	(1,016)	(1,109)
Depreciation and amortization	(65)	(294)
Other expense, including loss on execution of the 2025 PIPE (1)	(117,049)	(17,420)
Other segment items (2)	(1,036)	(816)
Segment and consolidated net loss	$(127,505)	$(26,970)

(1) Other information not reported to CODM includes loss on execution of the 2025 PIPE, loss on amendment and cancellation of warrants, interest income, gain/loss on change in fair value of tranche liability, and gain/loss on change in fair value of warrant liabilities, which are reported as other (expense) income, net on the unaudited consolidated statements of operations and comprehensive loss.

(2) Other segment items primarily consist of lab expenses and information technology costs.

For the three months ended March 31, 2026, collaboration and license revenue of $5.0 million is attributed to Boehringer Ingelheim, which is domiciled in Germany. For the three months ended March 31, 2025, research service revenue – related party of $1.0 million was generated in the United States. As of March 31, 2026 and December 31, 2025, all long-lived assets of the Company reside in the United States.

Note 14. Subsequent Events

In April 2026, Series B common stock warrants were exercised for 70,158 shares of common stock, resulting in gross proceeds of $0.8 million.

In April 2026, the Company received a research milestone payment of $5.0 million from Boehringer Ingelheim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 23, 2026.

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

SZN-8141 for Retinal Diseases

We are developing SZN-8141 for the treatment of diabetic macular edema, or DME, and neovascular age-related macular degeneration, or wet AMD. SZN-8141 combines Frizzled 4, or Fzd4, agonism and vascular endothelial growth factor, or VEGF, antagonism and has the potential to provide benefits over treatment with single mechanism agents against these targets. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF therapies, including monotherapies and dual-pathway agents targeting VEGF and angiopoietin-2, or Ang-2. In addition, MK-3000, a Fzd4 monotherapy, has demonstrated proof of concept in DME in clinical trials. We believe SZN-8141 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8141 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth. We anticipate submitting an IND for SZN-8141 in the second half of 2026.

SZN-8143 for Retinal Diseases

We are developing SZN-8143 for the treatment of DME, wet AMD, and uveitic macular edema, or UME. SZN-8143 combines Fzd4 agonism, VEGF antagonism, and interleukin-6, or IL-6, antagonism and may have benefits over single mechanism agents against these targets. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF therapies, including monotherapies and dual-pathway agents targeting VEGF and Ang-2. In addition, MK-3000, a Fzd4 monotherapy, has demonstrated proof of concept in DME in clinical trials. We believe SZN-8143 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8143 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth.

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

In October 2022, we executed a Collaboration and License Agreement, or CLA, with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. In September 2024, Boehringer Ingelheim decided to move forward with the development of SZN-413, which triggered a $10.0 million milestone payment to us. In March 2026, Boehringer Ingelheim achieved a research milestone, reflecting a positive outcome of the IND-enabling GLP toxicology study. We received the research milestone payment of $5.0 million from Boehringer Ingelheim in April 2026.

The chart below represents a summary of our product candidates:

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred operating losses since inception. During the three months ended March 31, 2026 and 2025, we incurred a net loss of $127.5 million and a net loss of $27.0 million, respectively. As of March 31, 2026, we had an accumulated deficit of $654.8 million and cash and cash equivalents of $106.9 million.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
Collaboration and license revenue	$5,000	$—	$5,000	*
Research service revenue – related party	—	983	(983)	*
Total revenue	5,000	983	4,017	*

Operating expenses:
Research and development	9,328	6,558	2,770	42%
General and administrative	6,128	3,976	2,152	54%
Total operating expenses	15,456	10,534	4,922	47%
Loss from operations	(10,456)	(9,551)	(905)	9%
Interest income	912	296	616	*
Loss on amendment and cancellation of warrants	—	(2,073)	2,073	*
Loss on execution of the 2025 PIPE	—	(71,084)	71,084	*
(Loss) gain on change in fair value of tranche liability	(76,855)	16,340	(93,195)	*
Gain on settlement of tranche liability	—	1,117	(1,117)	*
Other (expense) income, net	(41,106)	37,985	(79,091)	*
Net loss and comprehensive loss	$(127,505)	$(26,970)	$(100,535)	*

* Percentage is not meaningful

Collaboration and License Revenue

The increase of $5.0 million in collaboration and license revenue for three months ended March 31, 2026, compared to three months ended March 31, 2025 is due to the recognition of a milestone achieved by Boehringer Ingelheim under the CLA in March 2026.

Research Service Revenue – Related Party

The decrease of $1.0 million in research service revenue – related party for three months ended March 31, 2026, compared to three months ended March 31, 2025, is attributable to the termination of the Research Collaboration Agreement with TCGFB, Inc., effective in November 2025.

Research and Development Expenses

The increase of $2.8 million, or 42%, in research and development expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, is primarily due to a $2.4 million increase in manufacturing costs, lab expenses and consulting fees for SZN-8141 and a $1.2 million increase in employee-related expenses, offset by a $0.9 million decrease in clinical expenses as a result of the discontinuation of clinical development of SZN-043.

General and Administrative Expenses

The increase of $2.2 million, or 54%, in general and administrative expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 is primarily attributable to a $1.1 million increase in employee-related expenses and a $1.0 million increase in professional service fees.

Interest Income

The increase of $0.6 million in interest income for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 is due to an increase in cash and cash equivalents.

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

Loss on Execution of the 2025 PIPE

Loss on execution of the 2025 PIPE for the three months ended March 31, 2025 reflects the loss recognized upon the initial execution of the 2025 PIPE as the committed proceeds from the 2025 PIPE were less than the fair value of the tranche liability recognized at contract execution date. See Note 8 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE.

(Loss) Gain on Change in Fair Value of Tranche Liability

The increase of $93.2 million in loss on change in fair value of tranche liability for the three months ended March 31, 2026, compared to three months ended March 31, 2025 was attributable to the non-cash change in fair value of tranche liability during the period, which was primarily driven by the increase in our stock price.

Gain on Settlement of Tranche Liability

The gain on settlement of tranche liability for the three months ended March 31, 2025 represents the proceeds from the sale of securities in the 2025 PIPE being greater than the net value of securities issued. The net value of securities issued constitutes the fair value of the securities issued, offset by the associated tranche liability remeasured at fair value on settlement date. See Note 8 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE.

Other (Expense) Income, Net

The increase of $79.1 million in other expense, net for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, is primarily attributable to a $81.7 million non-cash change in fair value of warrant liabilities during the period, offset by $2.7 million financing transaction costs for the 2025 PIPE.

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

At-the-Market Program

In August 2025, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM. The compensation payable to TD Cowen was up to 3.0% of the gross sales price of any shares sold pursuant to the sales agreement. During the three months ended March 31, 2026, we sold 1.4 million shares of common stock under the 2025 ATM for net proceeds of $26.9 million, after deducting sales agent commissions. In March 2026, we terminated the 2025 ATM and entered into a new sales agreement with TD Cowen to issue and sell up to $50.0 million of shares of common stock, or the 2026 ATM. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold pursuant to this new sales agreement. As of March 31, 2026, we had not sold any shares of common stock under the 2026 ATM.

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

The second tranche of the 2025 PIPE is contingent upon the public announcement of the receipt of clearance from the FDA on or prior to October 31, 2026 of our Investigation New Drug Application for SZN-8141, or the Second Closing Milestone. If we terminate our SZN-8141 program prior to October 31, 2026, then we will provide written notice to each purchaser, referred to as the Termination Notice, and each purchaser will have the right, but not the obligation, for 30 calendar days following the receipt of such notice, upon written notice to us, to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser has the right, but not the obligation, upon five trading days’ prior written notice to us to purchase all (but not a portion) of the units subscribed for by such purchaser in the second closing, which we refer to as an Optional Closing. If a purchaser fails to purchase in full its subscribed for units after the achievement of the Second Closing Milestone in the second closing, or previously at the first closing or an Optional Closing, then the Series E common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable. In December 2025, in an optional closing we issued and sold 301,716 shares of common stock and Series E common stock warrants to purchase up to 150,858 shares of common stock for aggregate net proceeds of $3.3 million, after deducting placement agent fees and other expenses. Assuming achievement of the Second Closing Milestone, we will issue (i) 5,741,605 shares of common stock, (ii) pre-funded warrants to purchase up to 2,456,500 shares of common stock, and (iii) Series E common stock warrants to purchase up to 4,099,052 shares of common stock for aggregate gross proceeds of approximately $95.1 million in the second tranche. Please see Note 8 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE. During the three months ended March 31, 2026, Series E common stock warrants to purchase 34,000 shares of common stock were exercised for the gross proceeds of $0.4 million.

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

As of March 31, 2026, we had cash and cash equivalents of $106.9 million and accumulated deficit of $654.8 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the filing date of this Quarterly Report. In addition, if the FDA clears the IND application for SZN-8141 on or prior to October 31, 2026, the second closing of the 2025 PIPE will occur and we will receive an additional $95.1 million in gross proceeds which is expected to fund multiple ophthalmology programs through initial Phase 1 safety, tolerability and efficacy studies. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(12,495)	$(9,279)
Net cash used in investing activities	(120)	(27)
Net cash provided by financing activities	30,280	76,386
Net increase in cash, cash equivalents and restricted cash	$17,665	$67,080

Cash Used in Operating Activities

Cash used in operating activities of $12.5 million for the three months ended March 31, 2026 was primarily due to the use of funds in our operations, and the resulting net loss of $127.5 million and a net change of $5.6 million in our net operating assets and liabilities, offset by $120.6 million in non-cash charges. Cash used in operating activities of $9.3 million for the three months ended March 31, 2025 was primarily due to the use of funds in our operations, and the resulting a net loss of $27.0 million and a net change of $1.4 million in our net operating assets and liabilities, offset by $19.1 million in non-cash charges.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 and 2025 was related to the purchases of lab equipment.

Cash Provided by Financing Activities

Cash provided by financing activities of $30.3 million for the three months ended March 31, 2026 consisted primarily of $26.9 million proceeds from the issuance and sale of common stock under the 2025 ATM and $3.3 million proceeds from issuance of common stock upon exercises of warrants. Cash provided by financing activities of $76.4 million for the three months ended March 31, 2025 consisted of the proceeds from the issuance and sale of common stock, pre-funded warrants and warrants in the 2025 PIPE.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2026 have not materially changed since December 31, 2025. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our contractual obligations and commitments.

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

Impact of Tariffs

The current presidential administration has issued multiple executive orders directing the United States to impose new tariffs on imports from multiple nations. Our contract manufacturing organization is located in the United Kingdom and Switzerland for the manufacture and supply of our drug substance and drug projects. We are currently evaluating the potential impact of tariffs on our business. For a further discussion of the potential impact of tariffs on our business please see Part II, Section 1A. Risk Factors – “International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects”.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make an investment decision with respect to our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below. These risks should be considered along with all of the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes, before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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
•
We cannot predict how difficult it will be to enroll and retain patients for our future clinical trials, and we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons.
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

We may ultimately discover that our product candidates do not possess certain properties that we believe are beneficial for therapeutic effectiveness and safety. Although our lead product candidates exhibited encouraging results in animal studies, they may not demonstrate the same properties in humans and may interact with human physiology in unforeseen, ineffective or harmful ways, as shown by the observations of asymptomatic transaminase elevations. As a result, we may never succeed in developing a marketable product based on any of our current or future product candidates. For example, in the first quarter of 2025, we discontinued development of our product candidate SZN-043 in severe alcohol associated hepatitis. While in clinical trials, treatment with SZN-043 was safe and well-tolerated and demonstrated positive changes in liver function assays, there was not a sufficient early signal of clinical benefit to warrant further investment given the challenges associated with an acutely ill target population and a lengthy clinical development path. If our product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody-based discovery and development and materially and adversely affect our business, financial condition, results of operations and prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

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

Health epidemics, natural disasters and other events could cause significant disruption in our operations and the operations of third-party manufacturers, CROs and other third parties upon whom we rely.

If relationships with suppliers or other vendors are terminated or scaled back as a result of health epidemics, natural disasters or other events, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet desired clinical development and any future commercialization timelines. Although we carefully manage relationships with suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.

In addition, our preclinical studies and future clinical trials may be affected by health epidemics, natural disasters and other events. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to concerns among patients about participating in clinical trials during health epidemics, natural disasters or other events. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may experience additional restrictions by their institutions, city or state, preclinical studies and future clinical trial operations could be adversely impacted.

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

The filing of a patent application or the issuance of a patent is not conclusive as to its ownership, inventorship, scope, patentability, validity or enforceability. Issued patents and patent applications may be challenged in the courts and in the patent office in the United States and abroad. For example, our patent applications or patent applications filed by our licensors, or any patents that grant therefrom, may be challenged through third-party submissions, opposition or derivation proceedings, which can be complex, time-consuming and costly. By further example, any issued patents that may result from our owned or in-licensed patent applications may be challenged through reexamination, inter partes review or post-grant review proceedings before the USPTO, or in declaratory judgment actions or counterclaims. For example, in February 2026, Merck filed a post-grant review petition with the U.S. Patent Trial and Appeal Board challenging our U.S. Patent No. 12,297,278 (the ‘278 patent) claiming certain multispecific, tetravalent Wnt surrogate molecules. We are evaluating Merck’s petition and will respond in accordance with the schedule set by the USPTO. The ‘278 patent is in one of our 22 patent families that we solely own or exclusively license as of March 31, 2026 related to our SWAP platform. Our product candidates do not solely rely on the ‘278 patent in respect to intellectual property protection.

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

There have been amendments to and legal and political challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional future challenges or the healthcare reform measures of the current presidential administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken.

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

In addition, in August 2025, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM, and to date we have sold 2,150,937 shares of common stock for net proceeds of $35.9 million under the 2025 ATM. In March 2026, we terminated the 2025 ATM and entered into a new sales agreement with TD

Cowen to issue and sell up to $50.0 million of shares of common stock. To date we have not sold any shares of common stock under the 2026 ATM.

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

As of March 31, 2026, entities affiliated with The Column Group (of which a member of our board of directors, Tim Kutzkey, Ph.D., is a Managing Partner) beneficially owned approximately 29.3% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our last fiscal quarter, no officer or director (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	8/17/2021
3.2	Amended and Restated Bylaws of Surrozen, Inc.	8-K	001-39635	3.1	10/13/2023
3.3	Certificate of Amendment to Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	12/13/2023
4.1	Specimen Warrant Certificate.	S-1/A	333-249394	4.3	10/13/2020
4.2	Amended and Restated Warrant Agreement, dated as of March 31, 2023, between Surrozen, Inc. and Continental Stock Transfer & Trust Company	10-K	001-39635	4.6	3/31/2023
10.1	Common Stock Sales Agreement, dated as of March 23, 2026, between Surrozen, Inc. and TD Securities (USA) LLC.	S-3	333-294542	1.2	3/23/2026
10.2	Severance and Change in Control Plan.	10-K	001-39635	10.8	3/23/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SURROZEN, INC.

Date: May 6, 2026	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Andrew Maleki
Andrew Maleki
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)