Form 10-Q
period 2026-06-30
Surrozen, Inc./DE
filed 2026-08-06
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, there were 11,753,558 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, or the Quarterly Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,039	$89,245
Accounts receivable	5,000	—
Accounts receivable - related party	—	208
Prepaid expenses and other current assets	2,361	2,106
Total current assets	109,400	91,559

Property and equipment, net	456	433
Operating lease right-of-use assets	5,100	6,000
Restricted cash	635	688
Other assets	15	46
Total assets	$115,606	$98,726

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,073	$728
Accrued and other liabilities	5,950	7,912
Lease liabilities, current portion	1,988	1,290
Total current liabilities	9,011	9,930

Lease liabilities, noncurrent portion	4,328	5,349
Tranche liability	196,269	158,662
Warrant liabilities	124,663	112,547
Total liabilities	334,271	286,488

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of June 30, 2026 and December 31, 2025; 11,754 and 9,775 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in-capital	385,947	339,522
Accumulated deficit	(604,613)	(527,285)
Total stockholders’ deficit	(218,665)	(187,762)
Total liabilities and stockholders’ deficit	$115,606	$98,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Collaboration and license revenue	$5,000	$—	$10,000	$—
Research service revenue – related party	—	983	—	1,966
Total revenue	5,000	983	10,000	1,966

Operating expenses:
Research and development	8,484	6,042	17,812	12,600
General and administrative	6,886	3,958	13,014	7,934
Total operating expenses	15,370	10,000	30,826	20,534
Loss from operations	(10,370)	(9,017)	(20,826)	(18,568)
Interest income	938	1,025	1,850	1,321
Loss on amendment and cancellation of warrants	—	—	—	(2,073)
Loss on execution of the 2025 PIPE	—	—	—	(71,084)
Gain (loss) on change in fair value of tranche liability	39,248	31,520	(37,607)	47,860
Gain on settlement of tranche liability	—	—	—	1,117
Other income (expense), net (Note 3)	20,361	16,218	(20,745)	54,203
Net income (loss) and comprehensive income (loss)	$50,177	$39,746	$(77,328)	$12,776

Net income (loss) available to (attributable to) common stockholders
Basic	$32,038	$21,808	$(77,328)	$5,210
Diluted	$(9,395)	$21,808	$(77,328)	$5,210

Net income (loss) per share available to (attributable to) common stockholders
Basic	$2.75	$2.55	$(6.84)	$0.85
Diluted	$(0.41)	$2.55	$(6.84)	$0.85

Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders
Basic	11,663	8,541	11,308	6,098
Diluted	23,146	8,541	11,308	6,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2025	9,775	$1	$339,522	$(527,285)	$(187,762)
Issuance of common stock under the ATM program	1,400	—	26,858	—	26,858
Issuance of common stock upon warrant exercise	289	—	8,065	—	8,065
Issuance of common stock upon option exercises	8	—	92	—	92
Vesting of restricted stock units	18	—	—	—	—
Stock-based compensation expense	—	—	2,105	—	2,105
Net loss	—	—	—	(127,505)	(127,505)
Balance at March 31, 2026	11,490	1	376,642	(654,790)	(278,147)
Issuance of common stock upon warrant exercise	191	—	6,107	—	6,107
Issuance of common stock upon option exercises	6	—	91	—	91
Issuance of common stock under employee stock purchase plan	21	—	214	—	214
Vesting of restricted stock units	46	—	—	—	—
Stock-based compensation expense	—	—	2,893	—	2,893
Net income	—	—	—	50,177	50,177
Balance at June 30, 2026	11,754	$1	$385,947	$(604,613)	$(218,665)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2024	3,262	$—	$263,879	$(285,259)	$(21,380)
Issuance of common stock in the 2025 PIPE	5,213	1	53,189	—	53,190
Vesting of restricted stock units	20	—	—	—	—
Stock-based compensation expense	—	—	834	—	834
Net loss	—	—	—	(26,970)	(26,970)
Balance at March 31, 2025	8,495	1	317,902	(312,229)	5,674
Issuance of common stock under employee stock purchase plan	7	—	61	—	61
Issuance of common stock upon warrant exercise	68	—	677	—	677
Issuance costs for the 2025 PIPE	—	—	(38)	—	(38)
Stock-based compensation expense	—	—	994	—	994
Net income	—	—	—	39,746	39,746
Balance at June 30, 2025	8,570	$1	$319,596	$(272,483)	$47,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net (loss) income	$(77,328)	$12,776
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	116	431
Stock-based compensation	4,998	1,828
Noncash operating lease expense	900	901
Loss on amendment and cancellation of warrants	—	2,073
Loss on execution of the 2025 PIPE	—	71,084
Transaction costs allocated to pre-funded warrants and warrants issued in connection with the 2025 PIPE	—	2,777
Change in fair value of tranche liability	37,607	(47,860)
Change in fair value of warrant liabilities	20,753	(56,698)
Gain on settlement of tranche liability	—	(1,117)
Noncash consideration received in connection with research service revenue	—	(462)
Gain on foreign currency remeasurement	—	(278)
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	—
Accounts receivable - related party	208	250
Prepaid expenses and other current assets	(255)	763
Other assets	31	36
Accounts payable	345	48
Accrued and other liabilities	(1,962)	(989)
Operating lease liabilities	(323)	(955)
Net cash used in operating activities	(19,910)	(15,392)
Investing activities:
Purchases of property and equipment	(139)	(45)
Net cash used in investing activities	(139)	(45)
Financing activities:
Proceeds from issuance of common stock under the ATM program, net of issuance costs	26,858	—
Proceeds from issuance of common stock upon exercise of warrants	5,535	—
Proceeds from issuance of common stock, pre-funded warrants and warrants in the 2025 PIPE, net of transaction costs	—	71,201
Proceeds from issuance of common stock upon exercise of options	183	—
Proceeds from issuance of common stock upon employee stock plan purchases	214	61
Net cash provided by financing activities	32,790	71,262
Net increase in cash, cash equivalents and restricted cash	12,741	55,825
Cash, cash equivalents and restricted cash at beginning of period	89,933	35,253
Cash, cash equivalents and restricted cash at end of period	$102,674	$91,078

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock upon exercise of pre-funded warrants	$—	$677

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	June 30,
	2026	2025
Cash and cash equivalents	$102,039	$90,390
Restricted cash	635	688
Cash, cash equivalents and restricted cash	$102,674	$91,078

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

Liquidity

The Company has incurred operating losses since inception. During the three months ended June 30, 2026, the Company had net income of $50.2 million, including noncash gains of $59.6 million on changes in fair value of tranche liability and warrant liabilities during the period. During the six months ended June 30, 2026, the Company incurred a net loss of $77.3 million. During the three and six months ended June 30, 2025, the Company had net income of $39.7 million and $12.8 million, respectively, including noncash gains of $47.6 million and $104.6 million, respectively, on changes in fair value of tranche liability and warrant liabilities during the period. For the six months ended June 30, 2026 and 2025, the Company used $19.9 million and $15.4 million of cash in operations, respectively. As of June 30, 2026, the Company had cash and cash equivalents of $102.0 million and an accumulated deficit of approximately $604.6 million. The Company expects operating expenses to continue to be significant in connection with its ongoing pre-clinical studies and preparation for clinical studies, and anticipates the need to raise additional capital to continue to execute its long-range business plan.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as determined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or future year.

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

Tranche Liability

The Company executed a private placement on March 24, 2025, or the 2025 PIPE, which includes a right provided to the investors to purchase the Company’s securities in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability within the unaudited condensed consolidated balance sheets. The tranche liability was recorded at its fair value on issuance and is subsequently remeasured at each reporting period with changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) until settlement.

Warrant Liabilities

The Company’s warrants are classified as liabilities and measured at fair value. Transaction costs associated with the warrant liabilities are recognized as other expenses when incurred. At the end of each reporting period, any change in fair value during the period is recognized in other income (expense), net within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company will continue to adjust the warrant liabilities pertaining to the outstanding warrants for changes in the fair value until the earlier of a) the exercise, cancellation or expiration of the warrants or b) the redemption of the warrants, at which time such warrants will be reclassified to additional paid-in capital.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) available to (attributable to) common stock by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net income (loss) per share is calculated using the more dilutive of the two-class method or treasury method. The Company computed the basic and diluted net income (loss) per share under the two-class method, which is an allocation of earnings between common stock and participating securities. The outstanding pre-funded warrants and certain warrants are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. The two-class method is not applicable during periods with a net loss as the holders of the participating securities have no contractual obligation to share in losses.

The following table includes the computation of basic and diluted net income (loss) per share available to (attributable to) common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$50,177	$39,746	$(77,328)	$12,776
Less: Undistributed earnings allocated to participating securities	(18,139)	(17,938)	—	(7,566)
Net income (loss) available to (attributable to) common stockholders, basic	32,038	21,808	(77,328)	5,210
Add: Undistributed earnings allocated to participating securities	18,139	17,938	—	7,566
Less: Remeasurement of tranche liability	(39,248)	—	—	—
Less: Remeasurement of warrant liabilities	(20,324)	—	—	—
Less: Undistributed earnings reallocated to participating securities	—	(17,938)	—	(7,566)
Net (loss) income (attributable to) available to common stockholders, diluted	$(9,395)	$21,808	$(77,328)	$5,210
Denominator:
Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, basic	11,663	8,541	11,308	6,098
Dilutive effect of assumed settlement of tranche liability	7,105	—	—	—
Dilutive effect of assumed exercise of warrant liabilities	4,378	—	—	—
Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, diluted	23,146	8,541	11,308	6,098

Net income (loss) per share available to (attributable to) common stockholders, basic	$2.75	$2.55	$(6.84)	$0.85
Net (loss) income per share (attributable to) available to common stockholders, diluted	$(0.41)	$2.55	$(6.84)	$0.85

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net income (loss) per share of common stock as of the periods presented for the three months ended June 30, 2025 and six months ended June 30, 2026 and 2025 because including them would have been antidilutive (in thousands):

	June 30,
	2026	2025
Common stock issuable upon exercise of stock options	1,987	1,220
Unvested restricted stock units	765	116
Common stock issuable upon exercise of warrants	6,925	7,395
Common stock issuable upon settlement of tranche liability in the 2025 PIPE	12,297	12,750
Total	21,974	21,481

For the three months ended June 30, 2026, 0.4 million shares of common stock issuable upon exercise of warrants, 2.0 million shares of common stock issuable upon exercise of stock options and 0.8 million unvested restricted stock units were excluded from the computation of diluted net income per share of common stock because including them would have been antidilutive.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards update 2024-03, Income Statement Reporting—Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard improves the disclosures about a public business entity’s expenses and requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in expense captions presented on the statement of operations and comprehensive (loss) income. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard is to be applied either prospectively or retrospectively. The Company is evaluating the impact of adopting this standard on its unaudited consolidated condensed financial statements and related disclosures.

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$95,423	$—	$—	$95,423
Total financial assets measured at fair value	$95,423	$—	$—	$95,423

Liabilities:
Tranche liability(2)	$—	$—	$196,269	$196,269
2021 Public Warrants(3)	51	—	—	51
2021 PIPE Warrants(3)	—	6	—	6
2024 PIPE Warrants(3)	—	—	33,495	33,495
2025 Pre-Funded Warrants(3)	—	33,865	—	33,865
2025 PIPE Warrants(3)	—	—	57,246	57,246
Total financial liabilities measured at fair value	$51	$33,871	$287,010	$320,932

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$74,782	$—	$—	$74,782
Total financial assets measured at fair value	$74,782	$—	$—	$74,782

Liabilities:
Tranche liability(2)	$—	$—	$158,662	$158,662
2021 Public Warrants(3)	101	—	—	101
2021 PIPE Warrants(3)	—	12	—	12
2024 PIPE Warrants(3)	—	—	33,156	33,156
2025 Pre-Funded Warrants(3)	—	29,492	—	29,492
2025 PIPE Warrants(3)	—	—	49,786	49,786
Total financial liabilities measured at fair value	$101	$29,504	$241,604	$271,209

(1)
Included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
(2)
See Note 8.
(3)
See Note 10.

There were no changes to the valuation methods utilized on existing financial instruments, and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three and six months ended June 30, 2026.

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

The key inputs into the fair value measurement of the Level 3 liabilities were as follows:

	Tranche Liability		2025 PIPE Warrants		2024 PIPE Warrants
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Expected term (in years)	0.3 - 5.3	0.8 - 5.8	3.7 - 4.4	4.2 - 4.9	2.8	3.3
Expected volatility	55%	55%	55%	55%	55%	55%
Risk-free interest rate	3.9% - 4.2%	3.5% - 3.8%	4.1%	3.6% - 3.7%	4.1%	3.5%
Dividend yield	—	—	—	—	—	—

Warrant Amendment and Cancellation

As defined in Note 10 below, the 2024 PIPE Warrants include Series A, Series B, Series C and Series D common stock warrants. Due to the discontinuation of clinical development of SZN-043 in the first quarter of 2025, the fair value of the Series C and Series D common stock warrant liabilities became zero as they would not be exercisable. Additionally, in connection with the 2025 PIPE completed in March 2025 as described in Note 8, both the exercise prices of the Company’s outstanding Series A and Series B common stock warrants were reduced to $11.54 per share, except that the exercise prices per warrant for such warrants held by members of management were reduced to $12.45 per share, and the Company’s outstanding Series C and Series D common stock warrants were cancelled. The 2024 PIPE Warrants were revalued using the Black-Scholes option pricing model immediately before and after the modification and cancellation using the following assumptions: (a) fair value of common stock of $12.00 per share, (b) expected volatility of 55%, (c) dividend yield of zero, (d) risk-free interest rate of 4.01%, and (e) expected term of 4.0 years. The increase in the fair value of the 2024 PIPE Warrants resulted from the amendment and cancellation of warrants that was recorded as a loss of $2.1 million in the unaudited consolidated statements of operations and comprehensive (loss) income for the six months ended June 30, 2025.

Activity of Level 3 liabilities is summarized in the following table (in thousands):

	Tranche Liability	2025 PIPE Warrants	2024 PIPE Warrants
Balance, December 31, 2025	$158,662	$49,786	$33,156
Exercise of warrants	—	(596)	(4,140)
Change in fair value upon remeasurement (1)	76,855	19,654	12,958
Balance, March 31, 2026	235,517	68,844	41,974
Exercise of warrants	—	(1,611)	(2,292)
Change in fair value upon remeasurement (1)	(39,248)	(9,987)	(6,187)
Balance, June 30, 2026	$196,269	$57,246	$33,495

(1) Change in fair value of tranche liability is on the unaudited consolidated statements of operations and comprehensive income (loss). Change in fair value of warrant liabilities is included in other income (expense), net on the unaudited consolidated statements of operations and comprehensive income (loss).

Note 4. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued payroll and related expenses	$2,879	$3,583
Accrued research and development expenses	1,977	3,711
Accrued financing costs	—	229
Accrued professional service fees	660	100
Other	434	289
Accrued and other liabilities	$5,950	$7,912

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

Under the terms of the CLA, Boehringer Ingelheim agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. In March 2026, Boehringer Ingelheim achieved a research milestone, reflecting a positive outcome of the IND-enabling GLP toxicology study. In June 2026, Boehringer Ingelheim achieved a development milestone following the initiation of a Phase 1 study. During the three and six months ended June 30, 2026, the Company recognized $5.0 million and $10.0 million, respectively, as collaboration and license revenue for the achievement of such milestones and received a $5.0 million non-refundable and non-creditable payment from Boehringer Ingelheim in April 2026.

In connection with the June 2026 development milestone, Boehringer Ingelheim has advised the Company that it believes it has grounds to assert a contractual remedy under the CLA to reduce the amount of future milestone and royalty payments otherwise payable under the CLA. As a result, the Company recognized $5.0 million related to the June 2026 development milestone reflection a reduction of 50% in the milestone payment of $10.0 million otherwise payable under the CLA. The Company believes Boehringer Ingelheim’s interpretation of the terms of the CLA is without merit. Boehringer Ingelheim paid the $5.0 million in July 2026. The Company re-evaluated the transaction price upon the achievement of the milestone and in consideration of uncertain events, and adjusted the variable consideration included in the transaction price accordingly.

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company’s intellectual property granted to Boehringer Ingelheim represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be the non-refundable upfront payment at the inception. Variable consideration related to future milestones is fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate to. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price in each reporting period, including upon the achievement of milestones and as uncertain events are resolved or other changes in circumstances occur, and adjusts the variable consideration included in the transaction price accordingly.

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

For the three and six months ended June 30, 2026, the Company incurred de minimis and $0.1 million research and development expenses under the Stanford Agreement, respectively. For the three and six months ended June 30, 2025, the Company incurred de minimis research and development expenses under the Stanford Agreement. No milestones had been achieved as of June 30, 2026.

Note 7. Commitments and Contingencies

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties and the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of June 30, 2026, the Company has not accrued any contingent liabilities related to indemnification obligations or litigation, and management is not aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Note 8. Stockholders’ Equity

At-the-Market Program

In March 2026, the Company terminated the 2025 ATM and entered into a new sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2026 ATM. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold pursuant to the sales agreement. As of June 30, 2026, the Company had not sold any shares of common stock under the 2026 ATM.

In August 2025, the Company entered into a sales agreement with TD Cowen to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM. The compensation payable to TD Cowen was up to 3.0% of the gross sales price of any shares sold pursuant to the sales agreement. The 2025 ATM was terminated in March 2026. During the first quarter of 2026, the Company sold 1.4 million shares of common stock under the 2025 ATM for net proceeds of $26.9 million, after deducting sales agent commissions.

2025 Private Placement

In March 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors to issue and sell an aggregate of 15.1 million units in a two-tranche private placement, or the 2025 PIPE, at a purchase price of $11.60 per share unit and $11.5999 per pre-funded warrant unit, for gross proceeds of approximately $175.0 million to fund multiple ophthalmology programs through initial Phase 1 safety, tolerability and efficacy studies. Each unit consists of one share of common stock, or pre-funded warrant in lieu thereof, and an accompanying one half of a Series E common stock warrant. The purchase price per unit includes $0.0625 for the accompanying one half of a Series E common stock warrant. Each pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately and will not expire until exercised in full. Each Series E common stock warrant has an exercise price of $11.54 per share, is exercisable immediately and expires five years from the date of issuance.

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

The securities purchase agreement contains a right provided to the investors to purchase units in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability at the contract execution date. The total tranche liability in excess of committed proceeds from the 2025 PIPE resulted in a loss of $71.1 million upon execution. At the closing of the first tranche in March 2025, a portion of the tranche liability was remeasured and settled in relation to the issuance of common stock, pre-funded warrants and Series E common stock warrants. The difference in the fair value of the tranche liability immediately prior to the settlement and the fair value of the securities issued in excess of proceeds resulted in a gain of $1.1 million on settlement of tranche liability. At the end of each reporting period, any change in fair value of the tranche liability during the period is recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 3 for discussion of tranche liability valuation.

The pre-funded warrants and Series E common stock warrants issued under the 2025 PIPE are classified as warrant liabilities. At the end of each reporting period, any change in fair value of warrant liabilities during the period is recognized in other income (expense), net within the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 3 for discussion of warrant liabilities valuation. See Note 10 for more information regarding the Series E common stock warrants.

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

During the three and six months ended June 30, 2025, the Company recognized $1.0 million and $2.0 million, respectively, as research service revenue – related party for the services rendered, consisting of the fixed cash consideration of $0.8 million and $1.5 million, respectively, and the variable noncash consideration of $0.2 million and $0.5 million, respectively. There was no research service revenue recognized for the three and six months ended June 30, 2026.

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of the Company’s office and laboratory space. The sublease term was initially on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. In July 2025 and June 2026, the Company and Nura Bio executed sublease extension agreements, each of which extended the lease term by an additional 12 months, resulting in a lease term until May 2027. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. During the three and six months ended June 30, 2026, the Company recognized sublease income of $0.2 million and $0.4 million, respectively, as reductions to operating expenses. During the three and six months ended June 30, 2025, the Company recognized sublease income of $0.2 million and $0.3 million, respectively, as reductions to operating expenses. Tim Kutzkey, Ph.D., a member of the Company’s board of directors, serves as the chairman of the board of directors of Nura Bio. Dr. Kutzkey also serves as Managing Partner of The Column Group, LLC, which is the general partner of certain limited partnerships which are significant stockholders of Nura Bio. The Column Group holds more than 5% of the Company’s common stock. Therefore, the agreement constitutes a related party transaction.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding (in thousands):

Type	Expiry Date	Classification	June 30, 2026	December 31, 2025
2021 Public Warrants	8/10/2026	Liability	5,054	5,054
2021 PIPE Warrants	8/10/2026	Liability	620	620
2025 Pre-Funded Warrants	N/A	Liability	1,305	1,305
2024 PIPE Warrants – Series A	4/4/2029	Liability	834	1,132
2024 PIPE Warrants – Series B	4/4/2029	Liability	1,161	1,231
2025 PIPE Warrants – Series E	3/26/2030	Liability	3,096	3,207
2025 PIPE Warrants – Series E	12/8/2030	Liability	151	151
Total			12,221	12,700

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

During the three and six months ended June 30, 2026, none of the 2025 Pre-Funded Warrants were exercised, and 77,500 shares and 0.1 million shares, respectively, of the 2025 PIPE Warrants were exercised for gross proceeds of $0.9 million and $1.3 million, respectively. During the three and six months ended June 30, 2025, 68,000 shares of the 2025 Pre-Funded Warrants and none of the 2025 PIPE Warrants were exercised. The 2025 Pre-Funded Warrants and 2025 PIPE Warrants may be exercised for cash or on a cashless, net-exercise basis.

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

If there is an effective registration statement and the prospectus is available for the resale of common stock issued upon exercise of 2024 PIPE Warrants, such warrants may only be exercised for cash. During the three and six months ended June 30, 2026, none of the 2024 Pre-Funded Warrants were exercised, and 0.1 million shares and 0.4 million shares, respectively, of the 2024 PIPE Warrants were exercised for gross proceeds of $1.3 million and $4.2 million, respectively. During the three and six months ended June 30, 2025, none of the 2024 Pre-Funded Warrants or 2024 PIPE Warrants were exercised.

2021 Public Warrants

Every 15 outstanding public warrants, or 2021 Public Warrants, entitles the holders thereof to receive one share of common stock that may be purchased at a price of $172.50 per share, at any time commencing on November 23, 2021 and terminating at the earlier of August 10, 2026 or upon redemption or liquidation. The 2021 Public Warrants will expire by their terms on August 10, 2026. None of the 2021 Public Warrants had been exercised as of June 30, 2026.

2021 PIPE Warrants

The Company’s warrants that were issued in connection with a private placement occurring in 2021, or the 2021 PIPE Warrants, are the same in all respects as the 2021 Public Warrants. The 2021 PIPE Warrants will expire by their terms on August 10, 2026. None of the 2021 PIPE Warrants had been exercised as of June 30, 2026.

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

Classification

In no event will the Company be required to net cash settle outstanding warrants. The holders of all of the Company’s warrants do not have the rights or privileges of common stockholders and any voting rights until they exercise warrants and receive common stock. All of the Company’s outstanding warrants are classified as liabilities and recorded at fair value with subsequent change in their respective fair value recognized in other income (expense), net within the unaudited condensed consolidated statements of operations and comprehensive income (loss). Please see Note 3 for discussion of warrant valuations.

Note 11. Stock-Based Compensation Plans

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. As of June 30, 2026, there were 0.2 million shares of common stock available for issuance under the 2021 Plan. The Company also maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. As of June 30, 2026, there were approximately 0.1 million shares of common stock available for issuance under the ESPP. In August 2025, the Company adopted the 2025 Equity Inducement Plan, or the Inducement Plan, to grant share-based awards, including nonqualified stock options and restricted stock units, to newly hired employees as an inducement to such individuals’ entry into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of June 30, 2026, there were approximately 0.1 million shares of common stock available for issuance under the Inducement Plan.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2025	1,269	$14.30	8.43
Granted	779	24.82
Exercised	(14)	12.80
Forfeited	(42)	16.11
Expired	(5)	38.73
Outstanding – June 30, 2026	1,987	18.35	8.59	$17,091
Exercisable – June 30, 2026	634	18.31	7.40	6,658

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at June 30, 2026.

During the six months ended June 30, 2026 and 2025, the Company granted options with a weighted-average grant-date fair value of $19.43 per share and $8.97 per share, respectively.

The intrinsic value of options exercised during the six months ended June 30, 2026 was $0.2 million. No options were exercised during the six months ended June 30, 2025.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.5	6.0	6.0	6.0
Expected volatility	93.6%	95.7%	95.4%	96.5%
Risk-free rate	4.2%	3.9%	3.8%	4.2%
Dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes the Company’s activity of restricted stock units, or RSUs (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2025	115	$10.27
Granted	734	24.53
Vested	(64)	10.11
Cancelled	(20)	21.46
RSUs, unvested at June 30, 2026	765	23.68

The fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $1.9 million and $0.3 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive (loss) income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,017	$340	$1,779	$606
General and administrative	1,876	654	3,219	1,222
Total stock-based compensation expense	$2,893	$994	$4,998	$1,828

As of June 30, 2026, there was approximately $35.3 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 3.3 years.

Note 12. Income Taxes

For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any income tax expense or benefit as it continues to generate net operating losses and maintains a full valuation allowance against its deferred tax assets. Accordingly, no current or deferred income tax expense was recorded in the periods presented.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$5,000	$983	$10,000	$1,966
Less:
Compensation excluding stock-based compensation	(3,861)	(3,283)	(8,306)	(6,613)
Consultants and third-party services	(2,163)	(1,459)	(5,127)	(2,756)
Stock-based compensation	(2,893)	(994)	(4,998)	(1,828)
Development and manufacturing costs	(2,388)	(1,509)	(4,442)	(3,619)
Professional services	(1,983)	(646)	(3,754)	(1,389)
Rent and facility expenses	(949)	(1,112)	(1,965)	(2,221)
Depreciation and amortization	(51)	(137)	(116)	(431)
Other income (expense), including loss on execution of the 2025 PIPE (1)	60,547	48,763	(56,502)	31,344
Other segment items (2)	(1,082)	(860)	(2,118)	(1,677)
Segment and consolidated net income (loss)	$50,177	$39,746	$(77,328)	$12,776

(1) Other information not reported to CODM includes loss on execution of the 2025 PIPE, loss on amendment and cancellation of warrants, interest income, gain/loss on change in fair value of tranche liability, and gain/loss on change in fair value of warrant liabilities, which are reported as other (expense) income, net on the unaudited consolidated statements of operations and comprehensive (loss) income.

(2) Other segment items primarily consist of lab expenses and information technology costs.

For the three and six months ended June 30, 2026, collaboration and license revenue of $5.0 million and $10.0 million, respectively, is attributed to Boehringer Ingelheim, which is domiciled in Germany. For the three and six months ended June 30, 2025, research service revenue – related party of $1.0 million and $2.0 million, respectively, was generated in the United States. As of June 30, 2026 and December 31, 2025, all long-lived assets of the Company reside in the United States.

Note 14. Subsequent Events

In July 2026, the Company received $5.0 million from Boehringer Ingelheim for the achievement of a development milestone in June 2026. See Note 5 to the unaudited condensed consolidated financial statements for information regarding the June 2026 development milestone and related contractual disagreement with Boehringer Ingelheim.

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

SZN-8141 for Retinal Diseases

We are developing SZN-8141 for the treatment of diabetic macular edema, or DME, and neovascular age-related macular degeneration, or wet AMD. SZN-8141 combines Frizzled 4, or Fzd4, agonism and vascular endothelial growth factor, or VEGF, antagonism and has the potential to provide benefits over treatment with single mechanism agents against these targets. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF therapies, including monotherapies and dual-pathway agents targeting VEGF and angiopoietin-2, or Ang-2. In addition, MK-3000, a Fzd4 monotherapy, has demonstrated proof of concept in DME in a clinical trial. We believe SZN-8141 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8141 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth. We anticipate submitting an IND for SZN-8141 by the end of the third quarter of 2026 and initiating a Phase 1b/2a study in patients with DME called DUET by year-end 2026.

About DUET

The DUET trial is a planned Phase 1b/2a clinical trial designed to assess safety, tolerability, and early signs of biological and clinical activity of SZN-8141 in patients with DME. The trial consists of an open-label Phase 1b single-ascending-dose portion enrolling both treatment-naïve and previously treated patients with DME (Part 1), followed by a randomized, double-masked Phase 2a dose expansion portion in treatment-naïve patients with DME (Part 2). In Part 1, patients will receive a single intravitreal injection of SZN-8141 and be followed for approximately three months to evaluate safety and tolerability, as well as pharmacokinetics, immunogenicity, and exploratory measures of retinal function and anatomy including best-corrected visual acuity (BCVA), optical coherence tomography (OCT), OCT angiography (OCT-A) and ultra-widefield fluorescein angiography. Part 2 is expected to evaluate two dose levels of SZN-8141 compared with Vabysmo® (faricimab-svoa) in approximately 60 treatment-naïve patients with DME. Patients are planned to receive three monthly doses followed by an additional four-month follow-up period to assess durability of effect. Key outcome measures include the same functional and anatomic measurements as in Part 1. Initial clinical data is expected in the second half of 2027.

SZN-8143 for Retinal Diseases

We are developing SZN-8143 for the treatment of DME, wet AMD, and uveitic macular edema, or UME. SZN-8143 combines Fzd4 agonism, VEGF antagonism, and interleukin-6, or IL-6, antagonism and may have benefits over single mechanism agents against these targets. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF therapies, including monotherapies and dual-pathway agents targeting VEGF and Ang-2. In addition, MK-3000, a Fzd4 monotherapy, has demonstrated proof of concept in DME in a clinical trial. We believe SZN-8143 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8143 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth.

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

In October 2022, we executed a Collaboration and License Agreement, or CLA, with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. In September 2024, Boehringer Ingelheim decided to move forward with the development of SZN-413, which triggered a $10.0 million milestone payment to us. In March 2026, Boehringer Ingelheim achieved a research milestone, reflecting a positive outcome of the IND-enabling GLP toxicology study, which triggered a $5.0 million milestone payment to us. In June 2026, Boehringer Ingelheim achieved a development milestone following the initiation of a Phase 1 study, which triggered a $5.0 million milestone payment to us. We received each milestone payment of $5.0 million from Boehringer Ingelheim in April 2026 and July 2026, respectively.

The chart below represents a summary of our product candidates:

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred operating losses since inception. During the three months ended June 30, 2026, we had net income of $50.2 million, including noncash gains of $59.6 million on changes in fair value of tranche liability and warrant liabilities during the period. During the six months ended June 30, 2026, we incurred a net loss of $77.3 million. During the three and six months ended June 30, 2025, we had net income of $39.7 million and $12.8 million, respectively, including noncash gains of $47.6 million and $104.6 million, respectively, on changes in fair value of tranche liability and warrant liabilities during the period. As of June 30, 2026, we had an accumulated deficit of $604.6 million and cash and cash equivalents of $102.0 million.

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

During the three and six months ended June 30, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
Collaboration and license revenue	$5,000	$—	$5,000	*
Research service revenue – related party	—	983	(983)	*
Total revenue	5,000	983	4,017	*

Operating expenses:
Research and development	8,484	6,042	2,442	40%
General and administrative	6,886	3,958	2,928	74%
Total operating expenses	15,370	10,000	5,370	54%
Loss from operations	(10,370)	(9,017)	(1,353)	15%
Interest income	938	1,025	(87)	-8%
Gain on change in fair value of tranche liability	39,248	31,520	7,728	25%
Other income, net	20,361	16,218	4,143	26%
Net income and comprehensive income	$50,177	$39,746	$10,431	26%

* Percentage is not meaningful

Collaboration and License Revenue

The increase of $5.0 million in collaboration and license revenue for three months ended June 30, 2026, compared to three months ended June 30, 2025 is due to the recognition of a milestone achieved by Boehringer Ingelheim under the CLA in June 2026. See Note 5 to the unaudited condensed consolidated financial statements for information regarding the June 2026 development milestone and related contractual disagreement with Boehringer Ingelheim.

Research Service Revenue – Related Party

The decrease of $1.0 million in research service revenue – related party for three months ended June 30, 2026, compared to three months ended June 30, 2025, is attributable to the termination of the Research Collaboration Agreement with TCGFB, Inc., effective in November 2025.

Research and Development Expenses

The increase of $2.4 million, or 40%, in research and development expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, is primarily due to a $1.7 million increase in manufacturing costs, lab expenses and consulting fees for SZN-8141 and a $1.0 million increase in employee-related expenses primarily related to stock-based compensation, offset by a $0.3 million decrease in clinical expenses as a result of the discontinuation of clinical development of SZN-043.

General and Administrative Expenses

The increase of $2.9 million, or 74%, in general and administrative expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 is primarily attributable to a $1.5 million increase in employee-related expenses primarily related to stock-based compensation and a $1.3 million increase in professional service fees primarily related to the defense of our intellectual property portfolio.

Interest Income

The decrease of $87,000, or 8%, in interest income for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 is due to a decrease in market interest rates on our money market funds.

Gain on Change in Fair Value of Tranche Liability

The increase of $7.7 million, or 25%, in gain on change in fair value of tranche liability for the three months ended June 30, 2026, compared to three months ended June 30, 2025 was attributable to the noncash change in fair value of tranche liability related to a private placement which was executed in March 2025, or the 2025 PIPE. The noncash gain was primarily driven by the decrease in our stock price during the period.

Other Income, Net

The increase of $4.1 million, or 26%, in other income, net for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, is primarily attributable to the noncash change in fair value of warrant liabilities during the period.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
Collaboration and license revenue	$10,000	$—	$10,000	*
Research service revenue – related party	—	1,966	(1,966)	*
Total revenue	10,000	1,966	8,034	*

Operating expenses:
Research and development	17,812	12,600	5,212	41%
General and administrative	13,014	7,934	5,080	64%
Total operating expenses	30,826	20,534	10,292	50%
Loss from operations	(20,826)	(18,568)	(2,258)	12%
Interest income	1,850	1,321	529	40%
Loss on amendment and cancellation of warrants	—	(2,073)	2,073	*
Loss on execution of the 2025 PIPE	—	(71,084)	71,084	*
(Loss) gain on change in fair value of tranche liability	(37,607)	47,860	(85,467)	*
Gain on settlement of tranche liability	—	1,117	(1,117)	*
Other (expense) income, net	(20,745)	54,203	(74,948)	*
Net (loss) income and comprehensive (loss) income	$(77,328)	$12,776	$(90,104)	*

* Percentage is not meaningful

Collaboration and License Revenue

The increase of $10.0 million in collaboration and license revenue for six months ended June 30, 2026, compared to six months ended June 30, 2025 is due to the recognition of milestones achieved by Boehringer Ingelheim under the CLA in 2026. See Note 5 to the unaudited condensed consolidated financial statements for information regarding the June 2026 development milestone and related contractual disagreement with Boehringer Ingelheim.

Research Service Revenue – Related Party

The decrease of $2.0 million in research service revenue – related party for six months ended June 30, 2026, compared to six months ended June 30, 2025, is attributable to the termination of the Research Collaboration Agreement with TCGFB, Inc., effective in November 2025.

Research and Development Expenses

The increase of $5.2 million, or 41%, in research and development expenses for the six months ended June 30, 2026, compared to six months ended June 30, 2025, is primarily due to a $4.1 million increase in manufacturing costs, lab expenses and consulting fees for SZN-8141 and a $2.2 million increase in employee-related expenses primarily related to stock-based compensation, offset by a $1.2 million decrease in clinical expenses as a result of the discontinuation of clinical development of SZN-043.

General and Administrative Expenses

The increase of $5.1 million, or 64%, in general and administrative expenses for the six months ended June 30, 2026, compared to six months ended June 30, 2025 is primarily attributable to a $2.7 million increase in employee-related expenses primarily related to stock-based compensation and a $2.4 million increase in professional service fees primarily related to the defense of our intellectual property portfolio.

Interest Income

The increase of $0.5 million, or 40%, in interest income for the six months ended June 30, 2026, compared to six months ended June 30, 2025 is due to an increase in cash and cash equivalents.

Loss on Amendment and Cancellation of Warrants

The loss on amendment and cancellation of warrants for the six months ended June 30, 2025 was due to the noncash change in the fair value of warrant liabilities resulting from the amendment of Series A and Series B common stock warrants and cancellation of Series C and Series D common stock warrants in connection with the 2025 PIPE.

Loss on Execution of the 2025 PIPE

Loss on execution of the 2025 PIPE for the six months ended June 30, 2025 reflects the loss recognized upon the initial execution of the 2025 PIPE as the committed proceeds from the 2025 PIPE were less than the fair value of the tranche liability recognized at contract execution date. See Note 8 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE.

(Loss) Gain on Change in Fair Value of Tranche Liability

The increase of $85.5 million in loss on change in fair value of tranche liability for the six months ended June 30, 2026, compared to six months ended June 30, 2025 was attributable to the noncash change in fair value of tranche liability related to the 2025 PIPE. The noncash loss was primarily driven by the increase in our stock price during the period.

Gain on Settlement of Tranche Liability

The gain on settlement of tranche liability for the six months ended June 30, 2025 represents the proceeds from the sale of securities in the 2025 PIPE being greater than the net value of securities issued. The net value of securities issued constitutes the fair value of the securities issued, offset by the associated tranche liability remeasured at fair value on settlement date. See Note 8 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE.

Other (Expense) Income, Net

The increase of $74.9 million in other expense, net for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, is primarily attributable to a $77.5 million noncash change in fair value of warrant liabilities during the period, offset by $2.8 million financing transaction costs for the 2025 PIPE.

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

At-the-Market Program

In August 2025, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM. The compensation payable to TD Cowen was up to 3.0% of the gross sales price of any shares sold pursuant to the sales agreement. During the first quarter of 2026, we sold 1.4 million shares of common stock under the 2025

ATM for net proceeds of $26.9 million, after deducting sales agent commissions. In March 2026, we terminated the 2025 ATM and entered into a new sales agreement with TD Cowen to issue and sell up to $50.0 million of shares of common stock, or the 2026 ATM. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold pursuant to this new sales agreement. As of June 30, 2026, we had not sold any shares of common stock under the 2026 ATM.

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

The second tranche of the 2025 PIPE is contingent upon the public announcement of the receipt of clearance from the FDA on or prior to October 31, 2026 of our Investigation New Drug Application for SZN-8141, or the Second Closing Milestone. If we terminate our SZN-8141 program prior to October 31, 2026, then we will provide written notice to each purchaser, referred to as the Termination Notice, and each purchaser will have the right, but not the obligation, for 30 calendar days following the receipt of such notice, upon written notice to us, to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser has the right, but not the obligation, upon five trading days’ prior written notice to us to purchase all (but not a portion) of the units subscribed for by such purchaser in the second closing, which we refer to as an Optional Closing. If a purchaser fails to purchase in full its subscribed for units after the achievement of the Second Closing Milestone in the second closing, or previously at the first closing or an Optional Closing, then the Series E common stock warrants issued to such purchaser shall automatically be cancelled and cease to be exercisable. In December 2025, in an optional closing we issued and sold 301,716 shares of common stock and Series E common stock warrants to purchase up to 150,858 shares of common stock for aggregate net proceeds of $3.3 million, after deducting placement agent fees and other expenses. Assuming achievement of the Second Closing Milestone, we will issue (i) 5,741,605 shares of common stock, (ii) pre-funded warrants to purchase up to 2,456,500 shares of common stock, and (iii) Series E common stock warrants to purchase up to 4,099,052 shares of common stock for aggregate gross proceeds of approximately $95.1 million in the second tranche. Please see Note 8 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE. During the three and six months ended June 30, 2026, 77,500 shares and 111,500 shares, respectively, of Series E common stock warrants were exercised for the gross proceeds of $0.9 million and $1.3 million, respectively.

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

As of June 30, 2026, we had cash and cash equivalents of $102.0 million and accumulated deficit of $604.6 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the filing date of this Quarterly Report. In addition, if the FDA clears the IND application for SZN-8141 on or prior to October 31, 2026, the second closing of the 2025 PIPE will occur and we will receive an additional $95.1 million in gross proceeds which is expected to fund multiple ophthalmology programs through initial Phase 1 safety, tolerability and efficacy studies. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may be necessary to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(19,910)	$(15,392)
Net cash used in investing activities	(139)	(45)
Net cash provided by financing activities	32,790	71,262
Net increase in cash, cash equivalents and restricted cash	$12,741	$55,825

Cash Used in Operating Activities

Cash used in operating activities of $19.9 million for the six months ended June 30, 2026 was primarily due to the use of funds in our operations, and the resulting net loss of $77.3 million and a net change of $7.0 million in our net operating assets and liabilities, offset by $64.4 million in noncash charges. Cash used in operating activities of $15.4 million for the six months ended June 30, 2025 was primarily due to the use of funds in our operations, and the resulting net income of $12.8 million, offset by a net change of $0.8 million in our net operating assets and liabilities and $27.4 million in noncash charges.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2026 and 2025 was related to the purchases of lab equipment.

Cash Provided by Financing Activities

Cash provided by financing activities of $32.8 million for the six months ended June 30, 2026 consisted primarily of $26.9 million proceeds from the issuance and sale of common stock under the 2025 ATM, $5.5 million proceeds from issuance of common stock upon exercises of warrants and $0.4 million proceeds from issuance of common stock under our equity plans. Cash provided by financing activities of $71.3 million for the six months ended June 30, 2025 consisted primarily of the proceeds from the issuance and sale of common stock, pre-funded warrants and warrants in the 2025 PIPE.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2026 have not materially changed since December 31, 2025. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our contractual obligations and commitments.

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

Impact of Tariffs

The current presidential administration has issued multiple executive orders directing the United States to impose new tariffs on imports from multiple nations. Our contract manufacturing organization is located in the United Kingdom and Switzerland for the manufacture and supply of our drug substance and drug projects. We are currently evaluating the potential impact of tariffs on our business. For a further discussion of the potential impact of tariffs on our business please see Part II, Section 1A. Risk Factors – “International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and
•
Collaborators may interpret the terms of our agreements differently than we do, which could lead us to disagreements and disputes which could diminish the value of such collaboration to us. For example, Boehringer Ingelheim has recently advised us that it believes it has grounds to assert a contractual remedy under the CLA and reduce the amount of future milestone and royalty payments payable to us thereunder. The CLA provides that all disputes under the CLA will be resolved by arbitration. While we believe Boehringer Ingelheim’s interpretation of the terms of the CLA is without merit, disagreements between the parties could adversely affect the collaboration and diminish the value of such collaboration.

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

The filing of a patent application or the issuance of a patent is not conclusive as to its ownership, inventorship, scope, patentability, validity or enforceability. Issued patents and patent applications may be challenged in the courts and in the patent office in the United States and abroad. For example, our patent applications or patent applications filed by our licensors, or any patents that grant therefrom, may be challenged through third-party submissions, opposition or derivation proceedings, which can be complex, time-consuming and costly. By further example, any issued patents that may result from our owned or in-licensed patent applications may be challenged through reexamination, inter partes review or post-grant review proceedings before the USPTO, or in declaratory judgment actions or counterclaims. For example, in February 2026, Merck filed a post-grant review petition with the U.S. Patent Trial and Appeal Board challenging our U.S. Patent No. 12,297,278 claiming certain multispecific tetravalent Wnt surrogate molecules. In July 2026, Merck’s post-grant review petition was denied by the U.S. Patent Trial and Appeal Board.

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

As of June 30, 2026, entities affiliated with The Column Group (of which a member of our board of directors, Tim Kutzkey, Ph.D., is a Managing Partner) beneficially owned approximately 28.7% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	8/17/2021
3.2	Amended and Restated Bylaws of Surrozen, Inc.	8-K	001-39635	3.1	10/13/2023
3.3	Certificate of Amendment to Certificate of Incorporation of Surrozen, Inc.	8-K	001-39635	3.1	12/13/2023
4.1	Specimen Warrant Certificate.	S-1/A	333-249394	4.3	10/13/2020
4.2	Amended and Restated Warrant Agreement, dated as of March 31, 2023, between Surrozen, Inc. and Continental Stock Transfer & Trust Company	10-K	001-39635	4.6	3/31/2023
10.1	Sublease Extension Agreement, dated May 14, 2026, by and between Surrozen, Inc. and Nura Bio, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SURROZEN, INC.

Date: August 6, 2026	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Andrew Maleki
Andrew Maleki
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)