Form 10-Q
period 2026-09-30
Surrozen, Inc./DE
filed 2026-11-09
CIK 1824893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, there were 19,061,662 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, or the Quarterly Report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about future financial and operating results of Surrozen; statements about the plans, strategies and objectives of management for future operations of Surrozen; and statements regarding future performance. In some cases, you can identify these forward-looking statements by the use of terminology such as “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SURROZEN, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,353	$89,245
Accounts receivable - related party	—	208
Prepaid expenses and other current assets	2,534	2,106
Total current assets	102,887	91,559

Property and equipment, net	432	433
Operating lease right-of-use assets	4,650	6,000
Restricted cash	635	688
Other assets	431	46
Total assets	$109,035	$98,726

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$652	$728
Accrued and other liabilities	10,910	7,912
Lease liabilities, current portion	2,050	1,290
Total current liabilities	13,612	9,930

Lease liabilities, noncurrent portion	3,787	5,349
Tranche liability	270,122	158,662
Warrant liabilities	157,136	112,547
Total liabilities	444,657	286,488

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000 shares authorized as of September 30, 2026 and December 31, 2025; 12,028 and 9,775 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in-capital	398,714	339,522
Accumulated deficit	(734,337)	(527,285)
Total stockholders’ deficit	(335,622)	(187,762)
Total liabilities and stockholders’ deficit	$109,035	$98,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Collaboration and license revenue	$—	$—	$10,000	$—
Research service revenue – related party	—	983	—	2,949
Total revenue	—	983	10,000	2,949

Operating expenses:
Research and development	10,837	7,774	28,649	20,374
General and administrative	6,805	4,094	19,819	12,028
Total operating expenses	17,642	11,868	48,468	32,402
Loss from operations	(17,642)	(10,885)	(38,468)	(29,453)
Interest income	912	911	2,762	2,232
Loss on amendment and cancellation of warrants	—	—	—	(2,073)
Loss on execution of the 2025 PIPE	—	—	—	(71,084)
Gain (loss) on change in fair value of tranche liability	(73,853)	(40,748)	(111,460)	7,112
Gain on settlement of tranche liability	—	—	—	1,117
Other income (expense), net (Note 3)	(39,141)	(20,921)	(59,886)	33,282
Net loss and comprehensive loss	$(129,724)	$(71,643)	$(207,052)	$(58,867)

Net loss per share attributable to common stockholders, basic and diluted	$(11.02)	$(8.36)	$(18.06)	$(8.49)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,774	8,571	11,465	6,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2025	9,775	$1	$339,522	$(527,285)	$(187,762)
Issuance of common stock under the ATM program	1,400	—	26,858	—	26,858
Issuance of common stock upon warrant exercise	289	—	8,065	—	8,065
Issuance of common stock upon option exercises	8	—	92	—	92
Vesting of restricted stock units	18	—	—	—	—
Stock-based compensation expense	—	—	2,105	—	2,105
Net loss	—	—	—	(127,505)	(127,505)
Balance at March 31, 2026	11,490	1	376,642	(654,790)	(278,147)
Issuance of common stock upon warrant exercise	191	—	6,107	—	6,107
Issuance of common stock upon option exercises	6	—	91	—	91
Issuance of common stock under employee stock purchase plan	21	—	214	—	214
Vesting of restricted stock units	46	—	—	—	—
Stock-based compensation expense	—	—	2,893	—	2,893
Net income	—	—	—	50,177	50,177
Balance at June 30, 2026	11,754	1	385,947	(604,613)	(218,665)
Issuance of common stock upon warrant exercise	274	—	9,840	—	9,840
Stock-based compensation expense	—	—	2,927	—	2,927
Net loss	—	—	—	(129,724)	(129,724)
Balance at September 30, 2026	12,028	$1	$398,714	$(734,337)	$(335,622)

SURROZEN, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2024	3,262	$—	$263,879	$(285,259)	$(21,380)
Issuance of common stock in the 2025 PIPE	5,213	1	53,189	—	53,190
Vesting of restricted stock units	20	—	—	—	—
Stock-based compensation expense	—	—	834	—	834
Net loss	—	—	—	(26,970)	(26,970)
Balance at March 31, 2025	8,495	1	317,902	(312,229)	5,674
Issuance of common stock under employee stock purchase plan	7	—	61	—	61
Issuance of common stock upon warrant exercise	68	—	677	—	677
Issuance costs for the 2025 PIPE	—	—	(38)	—	(38)
Stock-based compensation expense	—	—	994	—	994
Net income	—	—	—	39,746	39,746
Balance at June 30, 2025	8,570	1	319,596	(272,483)	47,114
Issuance of common stock upon option exercises	1	—	9	—	9
Stock-based compensation expense	—	—	1,005	—	1,005
Net loss	—	—	—	(71,643)	(71,643)
Balance at September 30, 2025	8,571	$1	$320,610	$(344,126)	$(23,515)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(207,052)	$(58,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	492
Stock-based compensation	7,925	2,833
Noncash operating lease expense	1,350	1,351
Loss on amendment and cancellation of warrants	—	2,073
Loss on execution of the 2025 PIPE	—	71,084
Transaction costs allocated to pre-funded warrants and warrants issued in connection with the 2025 PIPE	—	2,777
Change in fair value of tranche liability	111,460	(7,112)
Change in fair value of warrant liabilities	59,897	(35,774)
Gain on settlement of tranche liability	—	(1,117)
Noncash consideration received in connection with research service revenue	—	(692)
Gain on foreign currency remeasurement	—	(278)
Changes in operating assets and liabilities:
Accounts receivable - related party	208	251
Prepaid expenses and other current assets	(428)	82
Other assets	(385)	54
Accounts payable	(76)	232
Accrued and other liabilities	2,998	(434)
Operating lease liabilities	(802)	(1,387)
Net cash used in operating activities	(24,738)	(24,432)
Investing activities:
Purchases of property and equipment	(166)	(69)
Net cash used in investing activities	(166)	(69)
Financing activities:
Proceeds from issuance of common stock under the ATM program, net of issuance costs	26,858	—
Proceeds from issuance of common stock upon exercise of warrants	8,704	—
Proceeds from issuance of common stock, pre-funded warrants and warrants in the 2025 PIPE, net of transaction costs	—	71,201
Proceeds from issuance of common stock upon exercise of options	183	9
Proceeds from issuance of common stock upon employee stock plan purchases	214	61
Net cash provided by financing activities	35,959	71,271
Net increase in cash, cash equivalents and restricted cash	11,055	46,770
Cash, cash equivalents and restricted cash at beginning of period	89,933	35,253
Cash, cash equivalents and restricted cash at end of period	$100,988	$82,023

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock upon exercise of warrants	$15,308	$677

The following table presents a reconciliation of the Company’s cash, cash equivalents and restricted cash in the Company’s unaudited condensed consolidated balance sheets:

	September 30,
	2026	2025
Cash and cash equivalents	$100,353	$81,335
Restricted cash	635	688
Cash, cash equivalents and restricted cash	$100,988	$82,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SURROZEN, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Liquidity

The Company has incurred operating losses since inception. During the three and nine months ended September 30, 2026, the Company had net loss of $129.7 million and $207.1 million, including noncash loss of $113.0 million and $171.4 million on changes in fair value of tranche liability and warrant liabilities during the period, respectively. During the three and nine months ended September 30, 2025, the Company had net loss of $71.6 million and $58.9 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company used $24.7 million and $24.4 million of cash in operations, respectively. As of September 30, 2026, the Company had cash and cash equivalents of $100.4 million and an accumulated deficit of approximately $734.3 million. The Company expects operating expenses to continue to be significant in connection with its ongoing preclinical studies and preparation for clinical studies, and anticipates the need to raise additional capital to continue to execute its long-range business plan.

Management believes that the existing cash and cash equivalents, including the gross proceeds of $95.1 million received in October 2026 from the closing of the second tranche of a private placement, or the 2025 PIPE, the net proceeds of $29.8 million received in October 2026 from the sale of common stock under the 2026 ATM and gross proceeds of $1.1 million from warrant exercises in October 2026, are sufficient for the Company to continue operating activities for at least the next 12 months from the date of issuance of its unaudited condensed consolidated financial statements. Management anticipates a cash runway into 2029, including funding for completion of the DUET Phase 1b/2a study of SZN-8141 and initial Phase 1b clinical development of SZN-8143. However, if the Company’s cash burn is greater than anticipated, the Company could use its capital resources sooner than expected which may result in the need to reduce future planned expenditures and/or raise additional capital to continue to fund the operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as determined by the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, and pursuant to the regulations of the U.S. Securities and Exchange Commission, or SEC. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and accordingly, the consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or future year.

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

Cash Equivalents and Restricted Cash

Cash equivalents relate to securities having an original maturity of three months or less at the time of purchase. Restricted cash consisted of a letter of credit for the Company’s facility lease and the collateral associated with the Company’s credit card program.

Tranche Liability

The Company executed the 2025 PIPE on March 24, 2025, which includes a right provided to the investors to purchase the Company’s securities in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability within the unaudited condensed consolidated balance sheets. The tranche liability was recorded at its fair value on issuance and is subsequently remeasured at each reporting period with changes in fair value recorded in the unaudited condensed consolidated statements of operations and comprehensive loss until settlement.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net loss per share is calculated using the more dilutive of the two-class method or treasury method. The Company’s basic net loss per share is the same as diluted net loss per share as the effects of the potentially dilutive securities are antidilutive. The outstanding pre-funded warrants and common stock warrants are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. The two-class method is not applicable during periods with a net loss as the holders of the participating securities have no contractual obligation to share in losses.

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (in thousands):

	September 30,
	2026	2025
Common stock issuable upon exercise of stock options	1,988	1,241
Unvested restricted stock units	765	115
Common stock issuable upon exercise of warrants	6,272	7,395
Common stock issuable upon settlement of tranche liability in the 2025 PIPE	12,297	12,750
Total	21,322	21,501

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

Note 3. Fair Value Measurement

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$88,261	$—	$—	$88,261
Total financial assets measured at fair value	$88,261	$—	$—	$88,261

Liabilities:
Tranche liability(2)	$—	$—	$270,122	$270,122
2024 PIPE Warrants(3)	—	—	40,452	40,452
2025 Pre-Funded Warrants(3)	—	41,995	—	41,995
2025 PIPE Warrants(3)	—	—	74,689	74,689
Total financial liabilities measured at fair value	$—	$41,995	$385,263	$427,258

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$74,782	$—	$—	$74,782
Total financial assets measured at fair value	$74,782	$—	$—	$74,782

Liabilities:
Tranche liability(2)	$—	$—	$158,662	$158,662
2021 Public Warrants(3)	101	—	—	101
2021 PIPE Warrants(3)	—	12	—	12
2024 PIPE Warrants(3)	—	—	33,156	33,156
2025 Pre-Funded Warrants(3)	—	29,492	—	29,492
2025 PIPE Warrants(3)	—	—	49,786	49,786
Total financial liabilities measured at fair value	$101	$29,504	$241,604	$271,209

(1)
Included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
(2)
See Note 8.
(3)
See Note 10.

There were no changes to the valuation methods utilized on existing financial instruments, and there were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three and nine months ended September 30, 2026.

The 2021 Public Warrants (as defined in Note 10 below) were classified as Level 1 due to the use of an observable market quote in an active market. The 2021 PIPE Warrants (as defined in Note 10 below) were classified as Level 2 due to the use of observable market data for identical or similar liabilities. The fair value of each 2021 PIPE Warrant was determined to be consistent with that of a 2021 Public Warrant because the 2021 PIPE Warrants were also subject to the make-whole redemption feature, which allows the Company to redeem both types of warrants on similar terms. In August 2026, all 2021 Public Warrants and 2021 PIPE Warrants, related to the Company’s 2021 de-SPAC transaction, expired unexercised and were no longer outstanding as of September 30, 2026.

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

The key inputs into the fair value measurement of the Level 3 liabilities were as follows:

	Tranche Liability		2025 PIPE Warrants		2024 PIPE Warrants
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Expected term (in years)	0.1 - 5.1	0.8 - 5.8	3.5 - 4.2	4.2 - 4.9	2.5	3.3
Expected volatility	55%	55%	55%	55%	55%	55%
Risk-free interest rate	4.0% - 5.0%	3.5% - 3.8%	5.0%	3.6% - 3.7%	4.9%	3.5%
Dividend yield	—	—	—	—	—	—

Warrant Amendment and Cancellation

As defined in Note 10 below, the 2024 PIPE Warrants include Series A, Series B, Series C and Series D common stock warrants. Due to the discontinuation of clinical development of SZN-043 in the first quarter of 2025, the fair value of the Series C and Series D common stock warrant liabilities became zero as they would not be exercisable. Additionally, in connection with the 2025 PIPE completed in March 2025 as described in Note 8, both the exercise prices of the Company’s outstanding Series A and Series B common stock warrants were reduced to $11.54 per share, except that the exercise prices per warrant for such warrants held by members of management were reduced to $12.45 per share, and the Company’s outstanding Series C and Series D common stock warrants were cancelled. The 2024 PIPE Warrants were revalued using the Black-Scholes option pricing model immediately before and after the modification and cancellation using the following assumptions: (a) fair value of common stock of $12.00 per share, (b) expected volatility of 55%, (c) dividend yield of zero, (d) risk-free interest rate of 4.01%, and (e) expected term of 4.0 years. The increase in the fair value of the 2024 PIPE Warrants resulted from the amendment and cancellation of warrants that was recorded as a loss of $2.1 million in the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.

Activity of Level 3 liabilities is summarized in the following table (in thousands):

	Tranche Liability	2025 PIPE Warrants	2024 PIPE Warrants
Balance, December 31, 2025	$158,662	$49,786	$33,156
Exercise of warrants	—	(596)	(4,140)
Change in fair value upon remeasurement (1)	76,855	19,654	12,958
Balance, March 31, 2026	235,517	68,844	41,974
Exercise of warrants	—	(1,611)	(2,292)
Change in fair value upon remeasurement (1)	(39,248)	(9,987)	(6,187)
Balance, June 30, 2026	196,269	57,246	33,495
Exercise of warrants	—	(1,694)	(4,977)
Change in fair value upon remeasurement (1)	73,853	19,137	11,934
Balance, September 30, 2026	$270,122	$74,689	$40,452

(1) Change in fair value of tranche liability is presented in gain (loss) on change in fair value of the tranche liability on the unaudited condensed consolidated statements of operations and comprehensive loss. Change in fair value of warrant liabilities is included in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive loss.

Note 4. Balance Sheet Components

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Deferred consideration (Note 5)	$5,000	$—
Accrued payroll and related expenses	3,353	3,583
Accrued research and development expenses	1,431	3,711
Accrued financing costs	—	229
Accrued professional service fees	804	100
Other	322	289
Accrued and other liabilities	$10,910	$7,912

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

Under the terms of the CLA, Boehringer Ingelheim agreed to pay a non-refundable upfront payment of $12.5 million less any applicable withholding tax, success-based milestone payments up to a total of $587.0 million and mid-single digit to low-double digit royalties on net sales of the licensed products should any reach commercialization. The royalty payments will be subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. In March 2026, Boehringer Ingelheim achieved a research milestone, reflecting a positive outcome of the IND-enabling GLP toxicology study, and the Company recognized $5.0 million as revenue for such research milestone.

In June 2026, Boehringer Ingelheim achieved a development milestone following the initiation of a Phase 1 study, and the Company received $10.0 million for such development milestone, with $5.0 million received in July 2026 and the remaining $5.0 million received in September 2026. However, Boehringer Ingelheim has advised the Company that it believes it has grounds to seek restitution of $5.0 million paid in September 2026 and reduce future milestone and royalty payments otherwise payable under the CLA as a contractual remedy. The Company believes Boehringer Ingelheim’s interpretation of the terms of the CLA is without merit. The Company re-evaluated the transaction price upon the achievement of the milestone and in consideration of uncertain events, and adjusted the variable consideration included in the transaction price accordingly. Therefore, in connection with the June 2026 development milestone, the Company recognized $5.0 million as revenue, reflecting a reduction of 50% in the milestone payment. The remaining variable consideration of $5.0 million received from Boehringer Ingelheim in September 2026 was fully constrained and included in accrued and other liabilities on the unaudited condensed consolidated balance sheets as it cannot be concluded that a significant revenue reversal is not probable.

During the three and nine months ended September 30, 2026, the Company recognized a total of zero and $10.0 million, respectively, as collaboration and license revenue under the CLA.

In October 2026, Boehringer Ingelheim filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce, or the ICC, asserting that the Company had materially breached the CLA and seeking a 50% reduction of its royalty and milestone payment obligations and repayment of $5.0 million of the June 2026 development milestone payment received in September 2026. The claims asserted are contractual in nature and do not relate to the safety or efficacy of SZN-413. In November 2026, the Company submitted its response to the ICC, denying the allegations in full. No additional liability has been recorded in connection with the arbitration.

The Company determined that the CLA is within the scope of ASC 606. The Company evaluated the promised goods and services and determined that the license to the Company’s intellectual property granted to Boehringer Ingelheim represented one performance obligation for the purposes of conducting the partnership research and further development on SZN-413. The transaction price was determined to be the non-refundable upfront payment at the inception. Variable consideration related to milestones that have not yet been achieved is fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. For sales-based royalties, the Company determined that the license is the predominant item to which the royalties relate to. Accordingly, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price in each reporting period, including upon the achievement of milestones and as uncertain events are resolved or other changes in circumstances occur, and adjusts the variable consideration included in the transaction price accordingly.

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

For the three and nine months ended September 30, 2026, the Company incurred $0.1 million and $0.2 million research and development expenses under the Stanford Agreement, respectively. For the three and nine months ended September 30, 2025, the Company incurred de minimis research and development expenses under the Stanford Agreement. No milestones had been achieved as of September 30, 2026.

Note 7. Commitments and Contingencies

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties and the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that future expenditures will be made and these expenditures can be reasonably estimated. As of September 30, 2026, the Company has not accrued any contingent liabilities related to indemnification obligations or litigation, and management is not aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Note 8. Stockholders’ Equity

At-the-Market Program

In March 2026, the Company terminated the 2025 ATM (defined below) and entered into a new sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2026 ATM. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold pursuant to the sales agreement. As of September 30, 2026, the Company had not sold any shares of common stock under the 2026 ATM.

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

In the second tranche of the 2025 PIPE, which was contingent upon the public announcement of the receipt of clearance from the U.S. Food and Drug Administration on or prior to October 31, 2026 of the Company’s Investigational New Drug Application for SZN-8141, the Company issued (i) 5.7 million shares of common stock, (ii) pre-funded warrants to purchase up to 2.5 million shares of common stock, and (iii) Series E common stock warrants to purchase up to 4.1 million shares of common stock for aggregate gross proceeds of approximately $95.1 million. If the Company had terminated its SZN-8141 program prior to October 31, 2026, then it would have provided written notice to each purchaser, or the Termination Notice, and each purchaser would have had the right, but not the obligation to purchase the additional shares of common stock, pre-funded warrants, and Series E common stock warrants subscribed for by such purchaser in the second closing. In addition, at any time prior to October 31, 2026 or the date of the Termination Notice (if earlier), in lieu of the requirement to purchase units in the second closing, each purchaser had the right, but not the obligation to purchase all (but not a portion) of the units subscribed for by such purchaser in the second tranche, referred to as an optional closing. If a purchaser had failed to purchase in full its subscribed for units in the second tranche, then the Series E common stock warrants issued to such purchaser shall have automatically been cancelled and ceased to be exercisable. The second tranche of the 2025 PIPE was closed in October 2026. See Note 14 for further information.

The securities purchase agreement contained a right provided to the investors to purchase units in two tranches. Each tranche was determined to be a freestanding instrument and accounted for as tranche liability at the contract execution date. The total tranche liability in excess of committed proceeds from the 2025 PIPE resulted in a loss of $71.1 million upon execution. At the closing of the first tranche in March 2025, a portion of the tranche liability was remeasured and settled in relation to the issuance of common stock, pre-funded warrants and Series E common stock warrants. The difference in the fair value of the tranche liability immediately prior to the settlement and the fair value of the securities issued in excess of proceeds resulted in a gain of $1.1 million on settlement of tranche liability. At the end of each reporting period, any change in fair value of the tranche liability during the period is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. See Note 3 for discussion of tranche liability valuation.

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

During the three and nine months ended September 30, 2025, the Company recognized $1.0 million and $2.9 million, respectively, as research service revenue – related party for the services rendered, consisting of the fixed cash consideration of $0.8 million and $2.3 million, respectively, and the variable noncash consideration of $0.2 million and $0.6 million, respectively. There was no research service revenue recognized for the three and nine months ended September 30, 2026.

Sublease

In April 2024, the Company entered into a related party transaction with Nura Bio, Inc., or Nura Bio, to sublease approximately 6,102 square feet of the Company’s office and laboratory space. The sublease term was initially on a month-to-month basis and the monthly base rent is approximately $35,000, escalating at 3% per annum. In July 2025 and June 2026, the Company and Nura Bio executed sublease extension agreements, each of which extended the lease term by an additional 12 months, resulting in a lease term until May 2027. Nura Bio is also responsible for its share of real estate taxes, utilities and other operating expenses applicable to the subleased space. During the three and nine months ended September 30, 2026, the Company recognized sublease income of $0.2 million and $0.5 million, respectively, as reductions to operating expenses. During the three and nine months ended September 30, 2025, the Company recognized sublease income of $0.2 million and $0.5 million, respectively, as reductions to operating expenses. Tim Kutzkey, Ph.D., a member of the Company’s board of directors, serves as the chairman of the board of directors of Nura Bio. Dr. Kutzkey also serves as Managing Partner of The Column Group, LLC, which is the general partner of certain limited partnerships which are significant stockholders of Nura Bio. The Column Group holds more than 5% of the Company’s common stock. Therefore, the agreement constitutes a related party transaction.

Note 10. Common Stock Warrants

The following table sets forth the common stock warrants outstanding (in thousands):

Type	Expiry Date	Classification	September 30, 2026	December 31, 2025
2021 Public Warrants	8/10/2026	Liability	—	5,054
2021 PIPE Warrants	8/10/2026	Liability	—	620
2025 Pre-Funded Warrants	N/A	Liability	1,305	1,305
2024 PIPE Warrants – Series A	4/4/2029	Liability	834	1,132
2024 PIPE Warrants – Series B	4/4/2029	Liability	954	1,231
2025 PIPE Warrants – Series E	3/26/2030	Liability	3,028	3,207
2025 PIPE Warrants – Series E	12/8/2030	Liability	151	151
Total			6,272	12,700

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

During the three and nine months ended September 30, 2026, none of the 2025 Pre-Funded Warrants were exercised, and 68,000 and 0.2 million shares, respectively, of the 2025 PIPE Warrants were exercised for gross proceeds of $0.8 million and $2.1 million, respectively. During the three and nine months ended September 30, 2025, none and 68,000 shares of the 2025 Pre-Funded Warrants were exercised, and none of the 2025 PIPE Warrants were exercised. The 2025 Pre-Funded Warrants and 2025 PIPE Warrants may be exercised for cash or on a cashless, net-exercise basis.

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

If there is an effective registration statement and the prospectus is available for the resale of common stock issued upon exercise of 2024 PIPE Warrants, such warrants may only be exercised for cash. During the three and nine months ended September 30, 2026, none of the 2024 Pre-Funded Warrants were exercised, and 0.2 million shares and 0.6 million shares, respectively, of the 2024 PIPE Warrants were exercised for gross proceeds of $2.4 million and $6.6 million, respectively. During the three and nine months ended September 30, 2025, none of the 2024 Pre-Funded Warrants or 2024 PIPE Warrants were exercised.

2021 Public Warrants

Every 15 outstanding public warrants, or 2021 Public Warrants, entitles the holders thereof to receive one share of common stock that may be purchased at a price of $172.50 per share. All 2021 Public Warrants expired unexercised in August 2026.

2021 PIPE Warrants

The Company’s warrants that were issued in connection with a private placement occurring in 2021, or the 2021 PIPE Warrants, are the same in all respects as the 2021 Public Warrants. All 2021 PIPE Warrants expired unexercised in August 2026.

Participating Securities

The holders of the 2025 Pre-Funded Warrants, 2025 PIPE Warrants and 2024 PIPE Warrants are entitled to receive dividends if the Company declares or makes a dividend to holders of shares of common stock while such warrants are outstanding. However, they do not have a contractual obligation to share in losses. These warrants are considered participating securities and included in computing basic and diluted net loss per share under the two-class method.

Classification

In no event will the Company be required to net cash settle outstanding warrants. The holders of all of the Company’s warrants do not have the rights or privileges of common stockholders and any voting rights until they exercise warrants and receive common stock. All of the Company’s outstanding warrants are classified as liabilities due to certain settlement provisions that apply upon occurrence of specified fundamental transactions, and recorded at fair value with subsequent change in their respective fair value recognized in other income (expense), net within the unaudited condensed consolidated statements of operations and comprehensive loss. Please see Note 3 for discussion of warrant valuations.

Note 11. Stock-Based Compensation Plans

The Company maintains the 2021 Equity Incentive Plan, or the 2021 Plan, which provides for the granting of stock awards to employees, directors and consultants. As of September 30, 2026, there were 0.2 million shares of common stock available for issuance under the 2021 Plan. The Company also maintains the 2021 Employee Stock Purchase Plan, or the ESPP, which allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. As of September 30, 2026, there were approximately 0.1 million shares of common stock available for issuance under the ESPP. In August 2025, the Company adopted the 2025 Equity Inducement Plan, or the Inducement Plan, to grant share-based awards, including nonqualified stock options and restricted stock units, to newly hired employees as an inducement to such individuals’ entry into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2026, there were approximately 0.1 million shares of common stock available for issuance under the Inducement Plan.

Stock Options

A summary of stock option activity is set forth below (shares in thousands):

	Options Outstanding
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Options	Price	(In years)	(In thousands)
Outstanding – December 31, 2025	1,269	$14.30	8.43
Granted	780	24.81
Exercised	(14)	12.80
Forfeited	(42)	16.11
Expired	(5)	38.73
Outstanding – September 30, 2026	1,988	18.35	8.34	$28,492
Exercisable – September 30, 2026	751	18.03	7.38	11,629

The aggregate intrinsic value of options outstanding and exercisable are the difference between the exercise price of the options and the fair value of the Company’s common stock at September 30, 2026.

During the nine months ended September 30, 2026 and 2025, the Company granted options with a weighted-average grant-date fair value of $19.41 per share and $9.01 per share, respectively.

The intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $0.2 million and de minimis.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	6.0	6.1	6.0	6.0
Expected volatility	94.2%	95.4%	95.3%	96.4%
Risk-free rate	4.5%	3.9%	3.8%	4.2%
Dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes the Company’s activity of restricted stock units, or RSUs (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs, unvested at December 31, 2025	115	$10.27
Granted	734	24.53
Vested	(64)	10.11
Cancelled	(20)	21.46
RSUs, unvested at September 30, 2026	765	23.68

The fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $1.9 million and $0.3 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$995	$373	$2,774	$979
General and administrative	1,932	632	5,151	1,854
Total stock-based compensation expense	$2,927	$1,005	$7,925	$2,833

As of September 30, 2026, there was approximately $32.3 million of stock-based compensation expense to be recognized over a weighted-average period of approximately 3.1 years.

Note 12. Income Taxes

For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any income tax expense or benefit as it continues to generate net operating losses and maintains a full valuation allowance against its deferred tax assets. Accordingly, no current or deferred income tax expense was recorded in the periods presented.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$—	$983	$10,000	$2,949
Less:
Compensation excluding stock-based compensation	(4,570)	(3,878)	(12,876)	(10,492)
Consultants and third-party services	(3,970)	(2,272)	(9,097)	(5,028)
Stock-based compensation	(2,927)	(1,005)	(7,925)	(2,833)
Development and manufacturing costs	(2,470)	(1,892)	(6,912)	(5,512)
Professional services	(1,666)	(728)	(5,420)	(2,116)
Rent and facility expenses	(1,049)	(1,081)	(3,014)	(3,301)
Depreciation and amortization	(51)	(60)	(167)	(492)
Other expense, including loss on execution of the 2025 PIPE (1)	(112,081)	(60,758)	(168,583)	(29,414)
Other segment items (2)	(940)	(952)	(3,058)	(2,628)
Segment and consolidated net loss	$(129,724)	$(71,643)	$(207,052)	$(58,867)

(1) Other information not reported to CODM includes loss on execution of the 2025 PIPE, loss on amendment and cancellation of warrants, interest income, gain (loss) on change in fair value of tranche liability, each of which is presented as a separate line item, and gain (loss) on change in fair value of warrant liabilities, which are reported as other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive loss.

(2) Other segment items primarily consist of lab expenses and information technology costs.

For the three and nine months ended September 30, 2026, collaboration and license revenue of zero and $10.0 million, respectively, is attributed to Boehringer Ingelheim, which is domiciled in Germany. For the three and nine months ended September 30, 2025, research service revenue – related party of $1.0 million and $2.9 million was generated in the United States. As of September 30, 2026 and December 31, 2025, all long-lived assets of the Company reside in the United States.

Note 14. Subsequent Events

In October 2026, the Company closed the second tranche of the 2025 PIPE after the public announcement of the receipt of clearance from the U.S. Food and Drug Administration of the Company’s Investigational New Drug Application for SZN-8141. As a result, (i) 5.7 million shares of common stock, (ii) pre-funded warrants to purchase up to 2.5 million shares of common stock, and (iii) Series E common stock warrants to purchase up to 4.1 million shares of common stock were issued and sold for aggregate gross proceeds of approximately $95.1 million, before deducting placement agent fees and other expenses.

In October 2026, the Company sold a total of 1.2 million shares of common stock under the 2026 ATM for net proceeds of $29.8 million, after deducting sales agent commissions.

In October 2026, a portion of the Company’s common stock warrants were exercised for an aggregate of 0.1 million shares of common stock, resulting in gross proceeds of $1.1 million.

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

SZN-8141 for Retinal Diseases

We are developing SZN-8141 for the treatment of diabetic macular edema, or DME, and neovascular age-related macular degeneration, or wet AMD. SZN-8141 combines Frizzled 4, or Fzd4, agonism and vascular endothelial growth factor, or VEGF, antagonism and has the potential to provide benefits over treatment with single mechanism agents against these targets. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF therapies, including monotherapies and dual-pathway agents targeting VEGF and angiopoietin-2, or Ang-2. In addition, remigromig (formerly known as MK-3000), a Fzd4 monotherapy, achieved its primary endpoint in a Phase 2/3 clinical trial in DME. We believe SZN-8141 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8141 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth. We received FDA clearance of our IND application for SZN-8141 in October 2026 and have dosed our first patient in a Phase 1b/2a study in patients with DME called DUET.

About DUET

The DUET trial is a planned Phase 1b/2a clinical trial designed to assess safety, tolerability, and early signs of biological and clinical activity of SZN-8141 in patients with DME. The trial consists of an open-label Phase 1b single-ascending-dose portion enrolling both treatment-naïve and previously treated patients with DME (Part 1), followed by a randomized, double-masked Phase 2a dose expansion portion in both treatment-naïve and treatment-experienced patients with DME (Part 2). In Part 1, patients will receive a single intravitreal injection of SZN-8141 and then will be followed for approximately three months to evaluate safety and tolerability, as well as pharmacokinetics, immunogenicity, and exploratory measures of retinal function and anatomy including best-corrected visual acuity (BCVA), optical coherence tomography (OCT), OCT angiography (OCT-A) and ultra-widefield fluorescein angiography. Part 2 is expected to evaluate two dose levels of SZN-8141 compared with Vabysmo® (faricimab-svoa). We plan to expand Part 2 from approximately 60 to 150 patients with DME. Patients are planned to receive three monthly doses followed by an additional four-month follow-up period to assess durability of effect. Key outcome measures include the same functional and anatomic measurements as in Part 1. Topline data from the DUET Phase 1b are expected in the second half of 2027, with topline data from the DUET Phase 2a expected in 2028. We are also planning to develop SZN-8141 in neovascular age-related macular degeneration and are evaluating development in other retinal vascular diseases.

SZN-8143 for Retinal Diseases

We are developing SZN-8143 for the treatment of DME, wet AMD, and uveitic macular edema, or UME. SZN-8143 combines Fzd4 agonism, VEGF antagonism, and interleukin-6, or IL-6, antagonism and may have benefits over single mechanism agents against these targets. The current standard of care for diabetic retinopathy (including DME), retinal vein occlusion and wet AMD is intravitreal administration of anti-VEGF therapies, including monotherapies and dual-pathway agents targeting VEGF and Ang-2. IL-6 antagonism has also demonstrated clinical activity in DME and UME. In addition, remigromig (formerly known as MK-3000), a Fzd4 monotherapy, achieved its primary endpoint in a Phase 2/3 clinical trial in DME. We believe SZN-8143 has the potential to treat multiple retinopathy indications and be differentiated from existing therapies. Data generated in preclinical models of retinopathy demonstrated that SZN-8143 stimulated Wnt signaling and induced normal retinal vessel regrowth while suppressing pathological vessel growth.

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

In October 2022, we executed a Collaboration and License Agreement, or CLA, with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, to research, develop and commercialize Fzd4 bi-specific antibodies designed using our SWAP technology, including SZN-413. Boehringer Ingelheim is responsible for the ongoing development of SZN-413. In March 2026, Boehringer Ingelheim achieved a research milestone, reflecting a positive outcome of the IND-enabling GLP toxicology study, which triggered a $5.0 million milestone payment to us. In June 2026, Boehringer Ingelheim achieved a development milestone following the initiation of a Phase 1 study, which triggered a $10.0 million payment to us. During the three and nine months ended September 30, 2026, we recognized zero and $10.0 million, respectively, as collaboration and license revenue under the CLA.

The chart below represents a summary of our product candidates:

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, developing and optimizing our Wnt therapeutics platform, identifying potential product candidates, undertaking research and development activities, engaging in strategic transactions, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. We have incurred operating losses since inception. During the three and nine months ended September 30, 2026, we had net loss of $129.7 million and $207.1 million, including noncash loss of $113.0 million and $171.4 million on changes in fair value of tranche liability and warrant liabilities during the period, respectively. During the three and nine months ended September 30, 2025, we had net loss of $71.6 million and $58.9 million, respectively. As of September 30, 2026, we had an accumulated deficit of $734.3 million and cash and cash equivalents of $100.4 million.

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

During the three and nine months ended September 30, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
Research service revenue – related party	$—	$983	$(983)	*

Operating expenses:
Research and development	10,837	7,774	3,063	39%
General and administrative	6,805	4,094	2,711	66%
Total operating expenses	17,642	11,868	5,774	49%
Loss from operations	(17,642)	(10,885)	(6,757)	62%
Interest income	912	911	1	0%
Gain (loss) on change in fair value of tranche liability	(73,853)	(40,748)	(33,105)	81%
Other income (expense), net	(39,141)	(20,921)	(18,220)	87%
Net loss and comprehensive loss	$(129,724)	$(71,643)	$(58,081)	81%

* Percentage is not meaningful

Research Service Revenue – Related Party

The decrease of $1.0 million in research service revenue – related party for three months ended September 30, 2026, compared to three months ended September 30, 2025, is attributable to the termination of the Research Collaboration Agreement with TCGFB, Inc., effective in November 2025.

Research and Development Expenses

The increase of $3.1 million, or 39%, in research and development expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, is primarily due to a $2.1 million increase in research and manufacturing costs for SZN-8141 and a $0.9 million increase in employee-related expenses primarily related to stock-based compensation.

General and Administrative Expenses

The increase of $2.7 million, or 66%, in general and administrative expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 is primarily attributable to a $1.7 million increase in employee-related expenses primarily related to stock-based compensation and a $0.9 million increase in professional service fees primarily related to intellectual property portfolio legal fees.

Interest Income

The interest income for the three months ended September 30, 2026 is comparable to the interest income for the three months ended September 30, 2025.

Loss on Change in Fair Value of Tranche Liability

The increase of $33.1 million, or 81%, in loss on change in fair value of tranche liability for the three months ended September 30, 2026, compared to three months ended September 30, 2025 was attributable to the noncash change in fair value of tranche liability related to a private placement which was executed in March 2025, or the 2025 PIPE. The noncash loss was primarily driven by the increase in our stock price during the period.

Other Income (Expense), Net

The increase of $18.2 million, or 87%, in other expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, is primarily attributable to the noncash change in fair value of warrant liabilities during the period.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
Collaboration and license revenue	$10,000	$—	$10,000	*
Research service revenue – related party	—	2,949	(2,949)	*
Total revenue	10,000	2,949	7,051	*

Operating expenses:
Research and development	28,649	20,374	8,275	41%
General and administrative	19,819	12,028	7,791	65%
Total operating expenses	48,468	32,402	16,066	50%
Loss from operations	(38,468)	(29,453)	(9,015)	31%
Interest income	2,762	2,232	530	24%
Loss on amendment and cancellation of warrants	—	(2,073)	2,073	*
Loss on execution of the 2025 PIPE	—	(71,084)	71,084	*
Gain (loss) on change in fair value of tranche liability	(111,460)	7,112	(118,572)	*
Gain on settlement of tranche liability	—	1,117	(1,117)	*
Other income (expense), net	(59,886)	33,282	(93,168)	*
Net loss and comprehensive loss	$(207,052)	$(58,867)	$(148,185)	*

* Percentage is not meaningful

Collaboration and License Revenue

The increase of $10.0 million in collaboration and license revenue for nine months ended September 30, 2026, compared to nine months ended September 30, 2025 is due to the recognition of milestones achieved by Boehringer Ingelheim under the CLA in 2026. See Note 5 to the unaudited condensed consolidated financial statements for information regarding the June 2026 development milestone and related contractual disagreement with Boehringer Ingelheim.

Research Service Revenue – Related Party

The decrease of $2.9 million in research service revenue – related party for nine months ended September 30, 2026, compared to nine months ended September 30, 2025, is attributable to the termination of the Research Collaboration Agreement with TCGFB, Inc., effective in November 2025.

Research and Development Expenses

The increase of $8.3 million, or 41%, in research and development expenses for the nine months ended September 30, 2026, compared to nine months ended September 30, 2025, is primarily due to a $6.0 million increase in research and manufacturing costs for SZN-8141 and a $3.1 million increase in employee-related expenses primarily related to stock-based compensation, offset by a $0.8 million decrease in clinical expenses as a result of the discontinuation of clinical development of SZN-043.

General and Administrative Expenses

The increase of $7.8 million, or 65%, in general and administrative expenses for the nine months ended September 30, 2026, compared to nine months ended September 30, 2025 is primarily attributable to a $4.4 million increase in employee-related expenses primarily related to stock-based compensation and a $3.3 million increase in professional service fees primarily related to intellectual property portfolio legal fees.

Interest Income

The increase of $0.5 million, or 24%, in interest income for the nine months ended September 30, 2026, compared to nine months ended September 30, 2025 is due to an increase in cash and cash equivalents.

Loss on Amendment and Cancellation of Warrants

The loss on amendment and cancellation of warrants for the nine months ended September 30, 2025 was due to the noncash change in the fair value of warrant liabilities resulting from the amendment of Series A and Series B common stock warrants and cancellation of Series C and Series D common stock warrants in connection with the 2025 PIPE.

Loss on Execution of the 2025 PIPE

Loss on execution of the 2025 PIPE for the nine months ended September 30, 2025 reflects the loss recognized upon the initial execution of the 2025 PIPE as the committed proceeds from the 2025 PIPE were less than the fair value of the tranche liability recognized at contract execution date. See Note 8 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE.

Gain (Loss) on Change in Fair Value of Tranche Liability

The increase of $118.6 million in loss on change in fair value of tranche liability for the nine months ended September 30, 2026, compared to nine months ended September 30, 2025 was attributable to the noncash change in fair value of tranche liability related to the 2025 PIPE. The noncash loss was primarily driven by the increase in our stock price during the period.

Gain on Settlement of Tranche Liability

The gain on settlement of tranche liability for the nine months ended September 30, 2025 represents the proceeds from the sale of securities in the 2025 PIPE being greater than the net value of securities issued. The net value of securities issued constitutes the fair value of the securities issued, offset by the associated tranche liability remeasured at fair value on settlement date. See Note 8 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE.

Other Income (Expense), Net

The increase of $93.2 million in other expense for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, is primarily attributable to a $95.7 million noncash change in fair value of warrant liabilities during the period, offset by $2.8 million financing transaction costs for the 2025 PIPE.

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

At-the-Market Program

In August 2025, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM. The compensation payable to TD Cowen was up to 3.0% of the gross sales price of any shares sold pursuant to the sales agreement. During the first quarter of 2026, we sold 1.4 million shares of common stock under the 2025 ATM for net proceeds of $26.9 million, after deducting sales agent commissions. In March 2026, we terminated the 2025 ATM and entered into a new sales agreement with TD Cowen to issue and sell up to $50.0 million of shares of common stock, or the 2026 ATM. The compensation payable to TD Cowen is up to 3.0% of the gross sales price of any shares sold pursuant to this new sales agreement. As of September 30, 2026, we had not sold any shares of common stock under the 2026 ATM. In October 2026, we sold a total of 1.2 million shares of common stock under the 2026 ATM for net proceeds of $29.8 million, after deducting sales agent commissions.

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

The second tranche of the 2025 PIPE was closed in October 2026 after the public announcement of the receipt of clearance from the FDA of our IND application for SZN-8141. We issued and sold (i) 5,741,605 shares of common stock, (ii) pre-funded warrants to purchase up to 2,456,500 shares of common stock, and (iii) Series E common stock warrants to purchase up to 4,099,052 shares of common stock for aggregate gross proceeds of approximately $95.1 million in the second tranche. During the three and nine months ended September 30, 2026, none of the 2025 Pre-Funded Warrants were exercised, and 68,000 and 179,500 shares, respectively, of the 2025 PIPE Warrants were exercised for gross proceeds of $0.8 million and $2.1 million, respectively. Please see Notes 8 and 14 to the unaudited condensed consolidated financial statements for further information regarding the 2025 PIPE.

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

As of September 30, 2026, we had cash and cash equivalents of $100.4 million and accumulated deficit of $734.3 million. We believe, based on our current operating plan, that our existing cash and cash equivalents, including the gross proceeds of $95.1 million received in October 2026 from the closing of the second tranche of the 2025 PIPE, the net proceeds of $29.8 million received in October 2026 from the sale of common stock under the 2026 ATM and gross proceeds of $1.1 million from warrant exercises in October 2026, will be sufficient to fund our operations for at least the next 12 months from the filing date of this Quarterly Report. We anticipate a cash runway into 2029, including funding for completion of the DUET Phase 1b/2a study of SZN-8141 and initial Phase 1b clinical development of SZN-8143. We expect that in the long-term we will need to raise additional capital through public or private equity offerings, debt financings or other capital sources, including government grants, potential collaborations with other companies or other strategic transactions until we are able to generate revenue on our own. Our ability to continue as a going concern in the long-term is dependent upon our ability to successfully secure sources of financing and ultimately achieve profitable operations. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed, we may need to significantly reduce expenses through reductions in staff and delaying, scaling back operations, or stopping certain research and development programs.

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

Summary of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(24,738)	$(24,432)
Net cash used in investing activities	(166)	(69)
Net cash provided by financing activities	35,959	71,271
Net increase in cash, cash equivalents and restricted cash	$11,055	$46,770

Cash Used in Operating Activities

Cash used in operating activities of $24.7 million for the nine months ended September 30, 2026 was primarily due to the use of funds in our operations, and the resulting net loss of $207.1 million, offset by a net change of $1.6 million in our net operating assets and liabilities and $180.8 million in noncash charges. Cash used in operating activities of $24.4 million for the nine months ended September 30, 2025 was primarily due to the use of funds in our operations, and the resulting net loss of $58.9 million and a net change of $1.2 million in our net operating assets and liabilities, offset by $35.7 million in noncash charges.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 and 2025 was related to the purchases of lab equipment.

Cash Provided by Financing Activities

Cash provided by financing activities of $36.0 million for the nine months ended September 30, 2026 consisted primarily of $26.9 million proceeds from the issuance and sale of common stock under the 2025 ATM, $8.7 million proceeds from issuance of common stock upon exercises of warrants and $0.4 million proceeds from issuance of common stock under our equity plans. Cash provided by financing activities of $71.3 million for the nine months ended September 30, 2025 was primarily the proceeds from the issuance and sale of common stock, pre-funded warrants and warrants in the 2025 PIPE.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2026 have not materially changed since December 31, 2025. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our contractual obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings. Other than as set forth below, we are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

In October 2026, Boehringer Ingelheim filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce, or the ICC, asserting that we had materially breached the CLA and seeking a 50% reduction of its royalty and milestone payment obligations and repayment of $5.0 million of the June 2026 development milestone payment received in September 2026. The claims asserted are contractual in nature and do not relate to the safety or efficacy of SZN-413. In November 2026, we submitted our response to the ICC, denying the allegations in full. The arbitration proceedings may divert management’s time and attention and be costly, and could result in a reduction of future milestone and royalty payments to us, or the termination of the CLA. If the CLA is terminated, while the rights to SZN-413 would revert to us and Boehringer Ingelheim would no longer have any rights to develop or commercialize SZN-413, we would not be entitled to future milestone or royalty payments.

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
•
failure of us or Boehringer Ingelheim to adequately perform under the CLA, including in connection with our ongoing arbitration, or the termination of the CLA;
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

From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies in our internal drug discovery programs as well as the commencement and completion of our ongoing and planned clinical trials. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or any future collaborators’ drug discovery and development programs, the amount of time, effort and resources committed by us and any future collaborators, and the numerous uncertainties inherent in the development of drugs. For example, in October 2026, Boehringer Ingelheim filed a request for arbitration with the ICC, asserting that we had materially breached the CLA and seeking a 50% reduction of its royalty and milestone payment obligations and repayment of $5.0 million of the June 2026 development milestone payment received in September 2026. The claims asserted are contractual in nature and do not relate to the safety or efficacy of SZN-413. In November 2026, we submitted our response to the ICC, denying the allegations in full. The arbitration proceedings may divert management’s time and attention and be costly, and could result in a reduction of future milestone and royalty payments to us, or the termination of the CLA. If the CLA is terminated, while the rights to SZN-413 would revert to us and Boehringer Ingelheim would no longer have any rights to develop or commercialize SZN-413, we would not be entitled to future milestone or royalty payments. As a result, there can be no assurance that we or any current or future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, including the milestones in our agreement with Boehringer Ingelheim, our business could be materially adversely affected and the price of common stock could decline.

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
•
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated; and
•
Collaborators may interpret the terms of our agreements differently than we do, which could lead us to disagreements and disputes which could diminish the value of such collaboration to us. For example, in October 2026, Boehringer Ingelheim filed a request for arbitration with the ICC, asserting that we had materially breached the CLA and seeking a 50% reduction of its royalty and milestone payment obligations and repayment of $5.0 million of the June 2026 development milestone payment received in September 2026. The claims asserted are contractual in nature and do not relate to the safety or efficacy of SZN-413. In November 2026, we submitted our response to the ICC, denying the allegations in full. The arbitration proceedings may divert management’s time and attention and be costly, and could result in a reduction of future milestone and royalty payments to us, or the termination of the CLA. If the CLA is terminated, while the rights to SZN-413 would revert to us and Boehringer Ingelheim would no longer have any rights to develop or commercialize SZN-413, we would not be entitled to future milestone or royalty payments.

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

There have been amendments to and legal and political challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services, or HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

Recent drug pricing initiatives also create uncertainty and could materially affect our future business and financial condition. For example, the administration is pursuing most-favored-nation, or MFN, drug pricing policies for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the voluntary GENErating cost Reductions for U.S. Medicaid, or GENEROUS, Model, which focuses on Medicaid covered outpatient drugs and is currently voluntary for manufacturers and states; the finalized Global Benchmark for Efficient Drug Pricing Model, or GLOBE, Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs, or GUARD, Model for certain Medicare Part D drugs, among others.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Legally mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations in the United States and other countries, include the following:

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
•
the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act” under the Affordable Care Act, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS, information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members; and
•
analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or drug pricing; state and local laws that require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Further, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

Cost-containment is a priority in the U.S. healthcare industry and elsewhere. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the cost of the less expensive product. Third-party payors also may request additional clinical evidence beyond the data required to obtain marketing approval, requiring a company to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product. Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for pharmaceutical products in the U.S. can differ significantly from payor to payor. We cannot be sure that coverage and adequate reimbursement will be available for any product that it commercializes and, if reimbursement is available, that the level of reimbursement will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate for which it obtains marketing approval.

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay its commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues it is able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In addition, in August 2025, we entered into a sales agreement with TD Securities (USA) LLC, or TD Cowen, to issue and sell up to $50.0 million of shares of common stock, or the 2025 ATM, and to date we have sold 2,150,937 shares of common stock for net proceeds of $35.9 million under the 2025 ATM. In March 2026, we terminated the 2025 ATM and entered into a new sales agreement with TD Cowen to issue and sell up to $50.0 million of shares of common stock, or the 2026 ATM. As of September 30, 2026, we had not sold any shares of common stock under the 2026 ATM. In October 2026, we sold a total of 1.2 million shares of common stock under the 2026 ATM for net proceeds of $29.8 million, after deducting sales agent commissions.

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

As of September 30, 2026, entities affiliated with The Column Group (of which a member of our board of directors, Tim Kutzkey, Ph.D., is a Managing Partner) beneficially owned approximately 28.1% of our common stock and can significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

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

SURROZEN, INC.

Date: November 9, 2026	By:	/s/ Craig Parker
Craig Parker
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Andrew Maleki
Andrew Maleki
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)